Form 10-Q
period 1995-02-28
MEGATEST CORP
filed 1995-04-11
CIK 745213

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995



                         COMMISSION FILE NUMBER 0-17393



                              MEGATEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                        94-2422195
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)



                  1321 RIDDER PARK, SAN JOSE, CALIFORNIA 95131
                                 (408) 437-9700
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      ------

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1995, was 7,180,176.




===============================================================================

                              MEGATEST CORPORATION

                                   FORM 10-Q
                       SIX MONTHS ENDED FEBRUARY 28, 1995



                                     INDEX

                                                                                                Page
                                                                                                ----
                 PART I:   FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets at
                 February 28, 1995 and August 31, 1994  . . . . . . . . . . . . . . . . .       3

                 Condensed Consolidated Statements of Operations for
                 the three-month and six-month periods ended
                 February 28, 1995 and February 28, 1994  . . . . . . . . . . . . . . . .       4

                 Condensed Consolidated Statements of Cash Flows
                 for the six-month periods ended February 28, 1995 and
                 February 28, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . .       6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . .       9


                 PART II:   OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . .       12

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MEGATEST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                     ASSETS

                                                                            FEBRUARY 28,              AUGUST 31,
                                                                                1995                     1994
                                                                            ------------             -----------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .    $  2,743                $ 19,404
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . .          --                  10,069
  Accounts receivable, less allowances of $262 and $262 . . . . . . . . .      19,860                  23,064
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,930                  23,531
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,832                   3,532
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .         706                     668
                                                                             --------                --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .      59,071                  80,268
Property & equipment, net . . . . . . . . . . . . . . . . . . . . . . . .      16,565                  12,122
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,000                   8,693
                                                                             --------                --------
                          Total assets  . . . . . . . . . . . . . . . . .    $ 86,636                $101,083
                                                                             ========                ========



                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  5,100                $     --
  Current portion of long-term obligations  . . . . . . . . . . . . . . .          54                      66
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .      14,734                  18,075
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .       1,842                   4,198
  Customer advances and deferred revenues . . . . . . . . . . . . . . . .       4,351                   2,083
                                                                             --------                --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .      26,081                  24,422
                                                                             --------                --------

Long-term obligations   . . . . . . . . . . . . . . . . . . . . . . . . .         388                     414
                                                                             --------                --------

Stockholders' equity:
  Common stock: $0.001 par value per share;
    Shares outstanding: 7,180 and 7,171 . . . . . . . . . . . . . . . . .           7                       7
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .      80,670                  80,656
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,510)                 (4,416)
                                                                             --------               ---------
         Total stockholders' equity   . . . . . . . . . . . . . . . . . .      60,167                  76,247
                                                                             --------               ---------
                          Total liabilities and stockholders' equity  . .    $ 86,636               $ 101,083
                                                                             ========               =========




   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED FEBRUARY 28,         SIX MONTHS ENDED FEBRUARY 28,
                                              -------------------------------         -----------------------------
                                                     1995           1994                  1995             1994
                                                     ----           ----                  ----             ----
Product sales . . . . . . . . . . . . . . . .  $  18,247        $  23,103              $ 30,449         $ 45,325
Development revenues  . . . . . . . . . . . .
                                                      --              188                    --              413
                                               ---------        ---------              --------         --------
         Net revenues . . . . . . . . . . . .     18,247           23,291                30,449           45,738
                                               ---------        ---------              --------         --------

Cost of sales   . . . . . . . . . . . . . . .     12,923           12,820                21,036           24,865
Engineering and product development . . . . .      5,054            3,823                 9,474            7,580
Selling, general and administrative . . . . .      4,617            4,228                 9,097            8,636
Write-off of acquired in-process technology .
                                                      --               --                 8,837               --
                                               ---------        ---------              --------         --------
         Total costs and expenses . . . . . .     22,594           20,871                48,444           41,081
                                               ---------        ---------              --------         --------

Income (loss) from operations . . . . . . . .     (4,347)           2,420               (17,995)           4,657
Other income/(expense)  . . . . . . . . . . .         19              370                   353              504
                                               ---------        ---------              --------         --------
Income (loss) before income taxes . . . . . .     (4,328)           2,790               (17,642)           5,161
(Provision) benefit for income taxes  . . . .        700             (699)                1,548           (1,292)
                                               ---------        ---------              --------         --------
Income (loss) before accounting change  . . .     (3,628)           2,091               (16,094)           3,869
Cumulative effect of adopting
   new accounting for income taxes  . . . . .
                                                      --               --                    --            1,700
                                               ---------        ---------             ---------         --------
Net income (loss) . . . . . . . . . . . . . .  $  (3,628)       $   2,091             $ (16,094)         $ 5,569
                                               =========        =========             =========          =======

Income (loss) per share before
   accounting change  . . . . . . . . . . . .  $   (0.51)       $    0.29             $   (2.24)         $  0.55
                                               =========        =========             =========          =======
Net income per share  . . . . . . . . . . . .  $   (0.51)       $    0.29             $   (2.24)         $  0.79
                                               =========        =========             =========          =======

Average common and common equivalent
  shares outstanding  . . . . . . . . . . . .      7,179            7,319                  7,177           7,044
                                               =========        =========             ==========         =======





   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     SIX MONTHS ENDED FEBRUARY 28,
                                                                                     -----------------------------
                                                                                          1995             1994
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($ 16,094)        $  5,569
Reconciliation to net cash provided by (used for)
operating activities:
    Cumulative effect of change in accounting for income taxes  . . . . . . . . . .           --           (1,700)
    Write-off of acquired in-process technology   . . . . . . . . . . . . . . . . .        8,837               --
    Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           58               --
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . .        2,066            1,476
    Provision for deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         (300)
    Changes in:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,204            1,904
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,738)          (1,541)
         Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .         (38)             (486)
         Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .       (5,441)           2,770
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,356)              --
         Customer advances and deferred revenues  . . . . . . . . . . . . . . . . .        2,268             (687)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (477)
                                                                                        --------         --------
Net cash provided by (used for) operating activities  . . . . . . . . . . . . . . .      (10,534)           6,828
                                                                                        --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tester product line and related technology . . . . . . . . . . . . .      (13,897)              --
Investment in equity securities . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,500)              --
Purchases of restricted investments . . . . . . . . . . . . . . . . . . . . . . . .           --           (7,747)
Proceeds from sale of short-term investments  . . . . . . . . . . . . . . . . . . .       10,069           (2,560)
Property and equipment purchases  . . . . . . . . . . . . . . . . . . . . . . . . .       (5,471)          (2,323)
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (404)              --
                                                                                     -----------         --------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . . .      (11,203)         (12,630)
                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14           13,617
Borrowings under notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,100
Repayments of long-term obligations . . . . . . . . . . . . . . . . . . . . . . . .          (38)              (6)
                                                                                        --------         --------
Net cash used for financing activities  . . . . . . . . . . . . . . . . . . . . . .        5,076           13,611
                                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .      (16,661)           7,809

CASH AND CASH EQUIVALENTS:
Beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,404           17,278
                                                                                        --------         --------
End of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,743         $ 25,087
                                                                                        ========         ========





   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements as of February 28, 1995 and for the three-month and six-month periods ended February 28, 1995 and February 28, 1994 have been prepared on substantially the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the results for the periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1994.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                                            FEBRUARY 28, 1995       AUGUST 31, 1994
                                                            -----------------       ---------------
Purchased parts . . . . . . . . . . . . . . . .                $   8,557               $   5,705
Assemblies in process . . . . . . . . . . . . .                    9,090                   8,285
Finished goods  . . . . . . . . . . . . . . . .                   14,283                   9,541
                                                                --------                --------
         Inventories. . . . . . . . . . . . . .                 $ 31,930                $ 23,531
                                                                ========                ========

NOTE 3 - INCOME TAXES

         Effective September 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The cumulative effect of adopting FAS 109 resulted in a one-time credit to net income of $1,700, or $0.24 per share for fiscal 1994. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

         In applying the provisions of FAS 109, management fully reserved net deferred tax assets that may be realized beyond one year after the balance sheet date because of the uncertainty regarding their realization. The resulting reduction in the valuation allowance for deferred tax assets of $300 has been reflected as an increase in the benefit for income taxes.

NOTE 4.  ACQUISITION

         On November 22, 1994, the Company acquired the 1149 Tester product line and follow-on in-process technology (the "Product Line") of Micro Component Technology, Inc. ("MCT"). The assets acquired include substantially all of the equipment, inventory and intellectual property including the follow-on in-process technology, and the assumption of certain liabilities associated with the Product Line. Of the amount paid, $2,000 was placed in escrow (i) to indemnify the Company in the event of a breach of any of the representations and warranties made by MCT in the purchase agreement, (ii) to secure performance of MCT's obligations under the purchase agreement, and (iii) to insure against any shortfalls discovered in the equipment or inventory intended to be acquired through the Company's post-closing audit of the assets acquired.

                              MEGATEST CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The acquisition of the Product Line has been accounted for as a purchase and, accordingly, the results of operations and cash flows of the Product Line have been included only from the date of acquisition. Excluding the one-time write-off of in-process technology of $8,837, the results of operations for the Product Line from the date of acquisition through February 28, 1995 were not material to Megatest's results of operations for the six-month period ended February 28, 1995. The total purchase price of the acquisition was as follows:

                          Cash paid to MCT                          $  12,800
                          Other acquisition costs                       1,097
                                                                    ---------
                                                                    $  13,897
                                                                    =========

         The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on preliminary estimates from information currently available. A final allocation of the purchase price will be determined during the year when appraisals and other studies are completed. The preliminary purchase price allocation is summarized as follows:

                          Inventories                               $  5,661
                          Property and equipment                       1,038
                          In-process technology                        8,837
                          Goodwill                                       461
                                                                    --------
                          Assets acquired                             15,997
                                                                    --------
                          Accounts payable                             1,903
                          Accrued warranty                               197
                                                                    --------
                          Liabilities assumed                          2,100
                                                                    --------
                          Net assets acquired                       $ 13,897
                                                                    ========

         The in-process technology was charged to income during the quarter ended November 30, 1994. In addition, the Company purchased 315,790 shares of MCT's nonvoting Series A Preferred Stock at a price of $4.75 per share for a total of $1,500 cash on November 23, 1994. The investment in equity securities is included in other assets at February 28, 1995 and is stated at cost, which approximates fair value.

NOTE 5.  NOTES PAYABLE

         On December 15, 1994, the Company obtained a $7,500 domestic bank line of credit which expires in January 1996. The agreement provides for borrowings up to the lesser of 80% of eligible domestic accounts receivable or the $7,500 committed credit amount. In addition, on February 9, 1995, the Company obtained an additional $5,000 line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings up to the lesser of 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables, or the $5,000 committed credit amount. Borrowings under these lines bear interest at prime (9.0% at February 28, 1995) plus 1.0% and 0.5% for the domestic and foreign lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, minimum amounts of tangible net worth, minimum ratios of current assets to current liabilities, and maximum ratios of indebtedness to net worth. The credit agreements preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At February 28, 1995, the Company had borrowed $5,100 under these lines of credit, but was in violation of certain covenants. Subsequent to February 28, 1995, the Company received a waiver of such non-compliance and amended certain financial covenants for the duration of the agreements. As amended, the credit agreements require the Company to maintain quarterly profitability beginning with the quarter ending May 31, 1995.

                              MEGATEST CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6.   STOCKHOLDER LITIGATION

         On December 6, 1994, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in a complaint filed in the United States District Court for the Northern District of California by a stockholder who claims to represent a class of stockholders that purchased shares of the Company's common stock between May 18, 1993 and December 5, 1994. The complaint is based on provisions of federal securities laws and seeks equitable relief and unspecified damages for losses allegedly resulting from, among other things, improper disclosure.

         On April 7, 1995, the parties filed with the Court a stipulation seeking a voluntary dismissal of the action without prejudice.

NOTE 7.   SUBSEQUENT EVENTS

         On March 6, 1995, the Company borrowed an additional $3,400 under the domestic line of credit, thereby reaching the maximum amount available under that line. An additional $1,300 remained available for future borrowing under the foreign line of credit as of February 28, 1995, based on eligible foreign accounts receivable and inventory on such date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

         In the second quarter of fiscal 1995, Megatest reported net revenues of $18.2 million. While the Company reported record incoming orders during the quarter, many of such orders were received late in the quarter or were for shipment in a later quarter, and thus could not be converted to revenue during the second quarter. As a result, the Company reported a net loss of $3.6 million for the three months ended February 28, 1995. During the second quarter of fiscal 1995, the Company continued its operating cost reduction efforts, including the implementation of a 10% salary reduction for all salaried employees which ended February 28, 1995. Excluding one-time charges totaling approximately $1.4 million (see Cost of Sales and Engineering and Product Development discussions, below), the costs related to the 1149 product line acquired in November 1994, and product material expenses, the Company's base operating spending for the second quarter of fiscal 1995 was 4% and 15% below second and fourth quarters, respectively, of fiscal 1994.

Acquisition of Product Line

         On November 22, 1994, the Company acquired the 1149 Tester product line and follow-on in-process technology (the "Product Line") from Micro Component Technology, Inc. ("MCT") for $12.8 million. In addition, the Company incurred acquisition related expenses of $1.1 million. The purchase of the Product Line included substantially all of the assets and intellectual property and the assumption of certain liabilities, approximating $2.1 million, associated with the Product Line. The Product Line features a low cost logic IC test system that is expected to complement the Company's Polaris logic test systems, and opens markets in which the Company has not previously participated with its existing products, such as FPGAs, PLDs and certain microcontrollers. As a result of the acquisition of the Product Line, the Company incurred a one-time write-off of in-process technology of $8.8 million, which contributed to the Company's first quarter loss. Excluding the one-time write-off of in-process technology, the results of operations for the Product Line from the date of acquisition through February 28, 1995 were not material to Megatest's results of operations.

Net Revenues

         The Company's net revenues for the three-month and six-month periods ended February 28, 1995 decreased 21.6% and 33.4%, respectively, from the corresponding periods in the prior fiscal year. The Company experienced declines in sales in all geographic areas and in all product lines during the first quarter of fiscal 1995, and believes such declines were due primarily to delayed orders from its customers. Of the $18.2 million in total net revenue in the second quarter of fiscal 1995, 30% consisted primarily of revenue from sales of spare parts and service contracts.

Cost of Sales and Gross Margin on Product Sales

         Gross margin as a percent of net revenues for the three-month and six-month periods ended February 28, 1995 was 29.2% and 30.9%, respectively. For the second quarter, the 29.2% gross margin represents a decline of 16 percentage points from the same period of fiscal 1994, and a decline of 4.3 percentage points from the first quarter of fiscal 1995. The low gross margin in the second quarter of fiscal 1995 resulted primarily from the low shipment level, as manufacturing spending could not be scaled back in proportion to the decline in revenues from the anticipated rate of sales. In addition, the Company increased inventory reserves by $0.9 million for certain components which the Company plans to upgrade to higher performance levels to better match customer requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Engineering and Product Development Expense

         Engineering and product development expenses for the three-month and six-month periods ended February 28, 1995 increased 32.2% and 25.0%, respectively, from the corresponding periods in fiscal 1994. As a percentage of net revenue, engineering and product development expenses increased 11 percentage points to 27.7% from the corresponding three-month period of fiscal 1994, and increased 15 percentage points to 31.1% from the corresponding six-month period of fiscal 1994. The increase in engineering and product development expenditures includes $0.5 million related to the Product Line, $0.5 million of certain costs associated with accelerated development of the Company's new Vega Series logic testers, and the Company's continuing commitment to maintaining a high level of engineering and product development effort. The Company intends to continue to invest significant resources in the development of next generation products for both memory and logic applications.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the second quarter of fiscal 1995 increased 9% from the same quarter of the prior fiscal year. For the six months ended February 28, 1995, selling, general, and administrative expenses increased 5% from the corresponding six-month period of fiscal 1994. The year-to-year increase in dollar expenditures was attributable primarily to increased hiring and employee compensation, and the addition of the Product Line. Selling, general and administrative expenses are expected to continue to increase both sequentially and year-to-year.

Other Income and Expense

         Other income was minimal for the quarter ended February 28, 1995, compared to $0.4 million for the same quarter in fiscal 1994. Other income consists primarily of interest income from the investment of the Company's cash balances offset by interest expense on notes payable. The decrease in net interest income in the second quarter of fiscal 1995 is attributable to lower cash balances and the interest expense incurred on line-of-credit borrowings necessitated by the Product Line acquisition and net cash used for operations in the first and second quarters of fiscal 1995.

Income Taxes

         The Company's effective tax rate for the second quarter of fiscal 1995 was 16% compared to 25% for the same quarter of the prior fiscal year. The reduction in the rate was primarily attributable to adjustments to the deferred tax valuation allowance associated with the Company's lower than anticipated earnings during the quarter. The Company anticipates that the quarterly effective tax rate for the remainder of fiscal 1995 and for fiscal 1996 will be approximately 20% to 25%.

Net Income/(Loss)

         The Company had a net loss of $3.6 and $16.1 million for the three-month and six-month periods ended February 28, 1995, versus net income of $2.1 million and $5.6 million, respectively, for the corresponding periods in the prior fiscal year. The year-to-date net loss included an $8.8 million write-off in the first quarter of in-process technology associated with the purchase of the 1149 tester product line from MCT on November 22, 1994. Net income for last year's first quarter included a gain of $1.7 million related to the adoption of FAS 109, "Accounting for Income Taxes." The per share loss was $.51 for the three-month period and $2.24 for the six-month period ended February 28, 1995, versus net income per share of $.29 and $0.55, respectively, for the same periods last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total current assets were 2.3 times total current liabilities at February 28, 1995, compared to 3.3 times at August 31, 1994 and
4.1 times at February 28, 1994. In November 1994, the Company used $13.9 million of its available cash to acquire the Product Line and made a $1.5 million investment in MCT Preferred Stock. The MCT acquisition included
$5.7 million of 1149 Tester inventory, $1.0 million of equipment and other fixed assets, and the assumption of $2.1 million of trade payables, warranty and other liabilities associated with the 1149 Tester product line.

         Accounts receivable decreased $3.2 million during the first six months of fiscal 1995 due to the low revenue level recorded for the first and second quarters and to continued emphasis on receivables management. Excluding inventory acquired from MCT, inventories increased $2.7 million during the first six months of fiscal 1995, primarily due to the low shipment level and demonstration units at customer sites. The Company continues to monitor inventory levels carefully based on current and projected sales levels and has implemented programs to reduce inventory going forward.

         Investing activities used $11.2 million in the first half of fiscal 1995, compared to $12.6 million in the comparable period last year. Excluding cash payments to acquire the Product Line and MCT Preferred Stock, investing activities consisted primarily of purchases of $5.5 million of property and equipment, offset by the sale of $10.1 million of short-term investments to fund the Product Line acquisition. Financing activities provided $5.1 million in the first half of fiscal 1995, representing borrowings under the Company's lines of credit.

         At February 28, 1995, the Company's cash, cash equivalents and short-term investments were $2.7 million, compared to $29.5 million at August 31, 1994. The decrease primarily reflects the cash used to acquire the Product Line from MCT and to fund operations during the first and second quarters. On December 15, 1994, the Company obtained a $7,500 domestic bank line of credit which expires in January 1996. The agreement provides for borrowings up to the lesser of 80% of eligible domestic accounts receivable or the $7.5 million committed credit amount. In addition, on February 9, 1995, the Company obtained an additional $5.0 million line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings up to the lesser of 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables, or the $5.0 million committed credit amount. Borrowings under these lines bear interest at prime (9.0% at February 28, 1995) plus 1.0% and 0.5% for the domestic and foreign lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, minimum amounts of tangible net worth, minimum ratios of current assets to current liabilities, and maximum ratios of indebtedness to net worth. The credit agreements preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At February 28, 1995, the Company had borrowed $5.1 million under these lines of credit, but was in violation of certain covenants. Subsequent to February 28, 1995, the Company received a waiver of such non-compliance and amended certain financial covenants for the duration of the agreements. As amended, the credit agreements require the Company to maintain quarterly profitability beginning with the quarter ending May 31, 1995.

         The Company believes that its cash flow from operations, together with its cash balances and funds available under working capital lines of credit, will provide sufficient financing resources to meet both working capital and capital expenditure requirements through fiscal 1995 based on recent order rates and anticipated revenue levels. However, the Company is also in discussions with several lenders to secure asset-based long-term debt financing to further enhance its liquidity and to provide additional flexibility to fund future growth.

                                    PART II

                               OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         On December 6, 1994, the Company, its Chief Executive Officer and former Chief Financial Officer were named as defendants in a complaint filed in the United States District Court for the Northern District of California by a stockholder who claims to represent a class of stockholders that purchased shares of the Company's common stock between May 18, 1993 and December 5, 1994. The complaint is based on provisions of federal securities laws and seeks equitable relief and unspecified damages for losses allegedly resulting from, among other things, improper disclosure.

         On April 7, 1995, the parties filed with the Court a stipulation seeking a voluntary dismissal of the action without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Company, held on January 12, 1995 in San Jose, California, the Stockholders (i) elected members of the Company's Board of Directors; (ii) approved amendments to the Company's 1990 Stock Option Plan increasing the number of shares reserved for issuance thereunder by 1,000,000 shares and limiting the number of shares issuable under options granted under the Plan to an employee in any fiscal year; (iii) did not approve a proposed amendment to the Company's Restated Certificate of Incorporation to eliminate cumulative voting; and (iv) ratified the Company's appointment of Price Waterhouse as independent auditors.

The vote for nominated directors was as follows:

                            NOMINEE                            FOR              WITHHELD
                       ---------------------                ---------        -------------
                        John E. Halter                      4,943,869             74,493
                        James W. Bagley                     4,969,472             48,890
                        Stephen J. Bisset                   4,969,397             48,965
                        Winston H. Chen, Ph.D.              4,969,472             48,890
                        David A. Hodges                     4,969,422             48,940
                        Steven J. Sharp                     4,411,963            606,399

The vote for amending the 1990 Stock Option Plan was as follows:

                                                                                BROKER
                             FOR                AGAINST         ABSTAIN        NON-VOTES
                       ---------------      -------------     -----------    -------------
                         3,478,036             631,020           1,815          907,491

The vote for amending the Restated Certificate of Incorporation was as follows:

                                                                                BROKER
                             FOR                AGAINST         ABSTAIN        NON-VOTES
                       ---------------      -------------     -----------    -------------
                         2,349,156             1,757,432        4,283           907,491

The vote for ratifying the appointment of Price Waterhouse was as follows:


                             FOR                AGAINST         ABSTAIN
                       ---------------      -------------     -----------
                          4,993,858             21,771            2,733

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

          Exhibit No.             Description
          -----------             -----------
          10.11                   Loan and Security Agreement between the Registrant and Bank of the West dated February 9, 1995.
          10.12                   Borrower Agreement between the Registrant and Bank of the West dated February 10, 1995.
           11.1                   Statement regarding computation of per share earnings.
           27.1                   Financial Data Schedule.


          (b) Reports on Form 8-K

                    On Form 8-K/A filed with the Commission on February 6,
              1995, the Company amended its Form 8-K dated November 22, 1994 to provide financial statements and other proforma information regarding the assets it acquired from Micro Component Technology, Inc. on November 22, 1994.


              All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                              MEGATEST CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose and State of California, on April 11, 1995.




                                                   MEGATEST CORPORATION

Date:    April 11, 1995                            By:   /s/ John E. Halter
                                                         -----------------------
                                                         John E. Halter
                                                         President
                                                         Chief Executive Officer





Date:    April 11, 1995                            By:   /s/  Paul W. Emery II
                                                         -----------------------
                                                         Paul W. Emery II
                                                         Vice President, Finance
                                                         Chief Financial Officer