Form 10-Q
period 1995-05-31
MEGATEST CORP
filed 1995-07-11
CIK 745213

- --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995



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
Yes   X   No
    -----    -----

The number of shares outstanding of the Registrant's Common Stock as of May 31, 1995, was 7,196,872.



- --------------------------------------------------------------------------------

                              MEGATEST CORPORATION

                                    FORM 10-Q

                         NINE MONTHS ENDED MAY 31, 1995

                                      INDEX

                                                                                Page
                                                                                ----
            PART I:   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
            May 31, 1995 and August 31, 1994.................................    3

            Condensed Consolidated Statements of Operations for
            the three-month and nine-month periods ended
            May 31, 1995 and May 31, 1994....................................    4

            Condensed Consolidated Statements of Cash Flows
            for the nine-month periods ended May 31, 1995 and
            May 31, 1994.....................................................    5

            Notes to Condensed Consolidated Financial Statements.............    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................    9


            PART II:   OTHER INFORMATION

Item 1.     Legal Proceedings................................................   12

Item 6.     Exhibits and Reports on Form 8-K.................................   12

Signatures  .................................................................   13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MEGATEST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  May 31,                 AUGUST 31,
                                                                                   1995                      1994
                                                                                  -------                 ----------
Current assets:
  Cash and cash equivalents .................................................   $  2,014                 $   19,404
  Short-term investments.....................................................         --                     10,069
  Accounts receivable, less allowances of $261 and $262......................     25,625                     23,064
  Inventories................................................................     33,924                     23,531
  Deferred taxes.............................................................      4,132                      3,532
  Prepaid expenses and other current assets..................................        697                        668
                                                                                --------                 ----------
         Total current assets................................................     66,392                     80,268
Property & equipment, net....................................................     18,481                     12,122
Other assets.................................................................     10,273                      8,693
                                                                                --------                 ----------

                           Total assets......................................   $ 95,146                 $  101,083
                                                                                ========                 ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable..............................................................   $  8,500                 $       --
  Current portion of long-term obligations...................................         52                         66
  Accounts payable and accrued liabilities...................................     19,227                     18,075
  Income taxes payable.......................................................      1,938                      4,198
  Customer advances and deferred revenues....................................      4,090                      2,083
                                                                                --------                 ----------
         Total current liabilities...........................................     33,807                     24,422
                                                                                --------                 ----------

Long-term obligations .......................................................        376                        414
                                                                                --------                 ----------
Stockholders' equity:
   Common stock: $0.001 par value per share;
     Shares outstanding: 7,197 and 7,171.....................................          7                          7
   Additional paid-in capital................................................     80,674                     80,656
   Accumulated deficit.......................................................    (19,718)                    (4,416)
                                                                                --------                 ----------
         Total stockholders' equity .........................................     60,963                     76,247
                                                                                --------                 ----------

                           Total liabilities and stockholders' equity........   $ 95,146                 $  101,083
                                                                                ========                 ==========




   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MAY 31,                NINE MONTHS ENDED MAY 31,
                                                   --------------------------              ---------------------------
                                                       1995            1994                   1995              1994
                                                       ----            ----                   ----              ----
Product sales....................................   $ 28,941        $  26,633            $   59,390         $  71,958
Development revenues.............................         --              376                    --               789
                                                    --------        ---------            ----------         ---------
         Net revenues............................     28,941           27,009                59,390            72,747
                                                    --------        ---------            ----------         ---------

Cost of sales ...................................     16,776           15,919                37,812            40,784
Engineering and product development..............      5,200            3,918                14,674            11,498
Selling, general and administrative..............      5,741            4,443                14,838            13,079
Write-off of acquired in-process technology......         --               --                 8,837                --
                                                    --------        ---------            ----------         ---------
         Total costs and expenses................     27,717           24,280                76,161            65,361
                                                    --------        ---------            ----------         ---------

Income (loss) from operations....................      1,224            2,729               (16,771)            7,386
Other income/(expense)...........................       (202)             321                   151               825
                                                    --------        ---------            ----------         ---------
Income (loss) before income taxes................      1,022            3,050               (16,620)            8,211
(Provision) benefit for income taxes.............       (230)            (519)                1,318            (1,811)
                                                    --------        ---------            ----------         ---------
Income (loss) before accounting change...........        792            2,531               (15,302)            6,400

Cumulative effect of adopting
   new accounting for income taxes...............         --               --                    --             1,700
                                                    --------        ---------            ----------         ---------
Net income (loss)................................   $    792        $   2,531            $  (15,302)        $   8,100
                                                    ========        =========            ==========         =========

Income (loss) per share before
   accounting change.............................   $   0.11        $    0.34            $    (2.13)        $    0.90
                                                    ========        =========            ==========         =========
Net income (loss) per share......................   $   0.11        $    0.34            $    (2.13)        $    1.13
                                                    ========        =========            ==========         =========

Average common and common equivalent
  shares outstanding.............................      7,361            7,381                7,180              7,149
                                                    ========        =========            ==========         =========



   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                  NINE MONTHS ENDED MAY 31,
                                                                  -------------------------
                                                                      1995          1994
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .............................................     ($15,302)     $  5,569
Reconciliation to net cash provided by (used for)
 operating activities:
     Cumulative effect of change in accounting for income taxes           --        (1,700)
     Write-off of acquired in-process technology ..............        8,837            --
     Depreciation and amortization ............................        3,274         2,266
     Provision for deferred taxes .............................         (600)           --
     Other ....................................................          400            --
     Changes in:
         Accounts receivable ..................................       (2,561)          884
         Inventories ..........................................       (4,732)       (5,305)
         Prepaid expenses and other current assets ............          (29)         (881)
         Accounts payable and accrued liabilities .............         (948)        3,663
         Income taxes payable .................................       (2,260)           --
         Customer advances and deferred revenues ..............        2,007          (462)
         Other ................................................           --          (541)
                                                                    --------      --------
Net cash provided by (used for) operating activities ..........      (11,914)        6,024
                                                                    --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tester product line and related technology .....      (13,897)           --
Investment in equity securities ...............................       (1,500)           --
Purchases of restricted investments ...........................           --        (7,872)
Proceeds from sale of short-term investments ..................       10,069         6,419
Property and equipment purchases ..............................       (8,479)       (3,405)
Other assets, net .............................................         (135)           --
                                                                    --------      --------
Net cash used for investing activities ........................      (13,942)       (4,858)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ..........................................           18        13,616
Borrowings under notes payable ................................        8,500            --
Repayments of long-term obligations ...........................          (52)           (4)
                                                                    --------      --------
Net cash used for financing activities ........................        8,466        13,612
                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents ..........      (17,390)       14,778

CASH AND CASH EQUIVALENTS:

Beginning of the period .......................................       19,404        17,278
                                                                    --------      --------

End of the period .............................................     $  2,014      $ 32,056
                                                                    ========      ========



   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements as of May 31, 1995 and for the three-month and nine-month periods ended May 31, 1995 and May 31, 1994 have been prepared on substantially the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the results for the periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1994.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                                                  MAY 31, 1995          AUGUST 31, 1994
                                                                  ------------          ---------------
Purchased parts................................................      $11,153                $ 5,705
Assemblies in process..........................................        7,442                  8,285
Finished goods.................................................       15,329                  9,541
                                                                     -------                -------
         Inventories...........................................      $33,924                $23,531
                                                                     =======                =======

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

         In applying the provisions of FAS 109, management fully reserved net deferred tax assets that may be realized beyond one year after the balance sheet date because of the uncertainty regarding their realization. The resulting reduction in the valuation allowance for deferred tax assets of $600 has been reflected as an increase in the benefit for income taxes.

NOTE 4 - ACQUISITION

         On November 22, 1994, the Company acquired the 1149 Tester product line and follow-on in-process technology (the "Voyager") of Micro Component Technology, Inc. ("MCT"). The assets acquired include substantially all of the equipment, inventory and intellectual property including the follow-on in-process technology, and the assumption of certain liabilities associated with the Voyager. Of the amount paid, $2,000 was placed in escrow (i) to indemnify the Company in the event of a breach of any of the representations and warranties made by MCT in the purchase agreement, (ii) to secure performance of MCT's obligations under the purchase agreement, and (iii) to insure against any shortfalls discovered in the equipment or inventory intended to be acquired through the Company's post-closing audit of the assets acquired.

                              MEGATEST CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The acquisition of the Voyager has been accounted for as a purchase and, accordingly, the results of operations and cash flows of the Voyager have been included only from the date of acquisition. Excluding the one-time write-off of in-process technology of $8,837, the results of operations for the Voyager from the date of acquisition through May 31, 1995 increased Megatest's loss from operations for the nine-month period ended May 31, 1995 approximately $1,100. The total purchase price of the acquisition was as follows:

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
                                                                       =========

         The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on preliminary estimates from information currently available. A final allocation of the purchase price will be determined during the year when appraisals and other studies are completed. The preliminary purchase price allocation is summarized as follows:

                       Inventories                $ 5,661
                       Property and equipment       1,038
                       In-process technology        8,837
                       Goodwill                       461
                                                  -------
                       Assets acquired             15,997
                                                  -------
                       Accounts payable             1,903
                       Accrued warranty               197
                                                  -------
                       Liabilities assumed          2,100
                                                  -------
                       Net assets acquired        $13,897
                                                  =======

         The in-process technology was charged to income during the quarter ended November 30, 1994. In addition, the Company purchased 315,790 shares of MCT's nonvoting Series A Preferred Stock at a price of $4.75 per share for a total of $1,500 cash on November 23, 1994. The investment in equity securities is included in other assets at May 31, 1995.

NOTE 5 - NOTES PAYABLE

         On December 15, 1994, the Company obtained a $7,500 domestic bank line of credit which expires in January 1996. The agreement provides for borrowings up to the lesser of 80% of eligible domestic accounts receivable or the $7,500 committed credit amount. In addition, on February 9, 1995, the Company obtained an additional $5,000 line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings up to the lesser of 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables, or the $5,000 committed credit amount. Borrowings under these lines bear interest at prime (9.0% at May 31, 1995) plus 1.0% and 0.5% for the domestic and foreign lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, quarterly profitability, minimum amounts of tangible net worth, a minimum ratio of current assets to current liabilities, and a maximum ratio of indebtedness to net worth. The credit agreements preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At May 31, 1995, the Company had borrowed $8,500 under these lines of credit, but was in violation of certain covenants. Subsequent to May 31, 1995, the Company received a waiver of such non-compliance and increased the domestic line of credit to $10 million.

                              MEGATEST CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - LITIGATION

         On March 27, 1995, Credence Systems Corporation ("Credence") named the Company as a defendant in a patent infringement lawsuit originally filed by Credence against MCT in the U.S. District Court for the Northern District of California (the "Court"). The suit alleges that the Company's manufacture and sale of certain Voyager assets acquired by the Company from MCT infringe a U.S. patent held by Credence. On April 24, 1995, the Company filed with the Court a counterclaim against Credence for a declaratory judgment that the Credence patent is invalid and unenforceable, and that the manufacture and sale of Voyager assets do not infringe the Credence patent. The Company intends to vigorously defend the patent infringement claim and pursue its counterclaims against Credence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         In the third quarter of fiscal 1995, Megatest reported net revenues of $28.9 million and record orders and backlog for the second consecutive quarter. The $28.9 million in revenue was a 58.6% increase from the $18.2 million in the Company's second quarter of fiscal 1995 and a 7.2% increase over last year's third fiscal quarter. As a result, the Company reported a return to profitability, with net income totaling $0.8 million for the three months ending May 31, 1995.

Acquisition of Product Line

         On November 22, 1994, the Company acquired the 1149 Tester product line and follow-on in-process technology (the "Voyager") from Micro Component Technology, Inc. ("MCT") for $12.8 million. In addition, the Company incurred acquisition related expenses of $1.1 million. The purchase of the product line includes substantially all of the assets and intellectual property and the assumption of certain liabilities, approximating $2.1 million, associated with the Voyager. The Voyager features a lower cost logic IC test system that is expected to complement the Company's Polaris logic test systems, and opens markets in which the Company has not previously participated with its existing products, such as FPGAs, PLDs and certain microcontrollers. As a result of the acquisition of the Voyager, the Company incurred a one-time write-off of in-process technology of $8.8 million, which contributed to the Company's first quarter loss. Excluding the one-time write-off of in-process technology, the results of operations for the Voyager from the date of acquisition through May 31, 1995 increased Megatest's loss from operations for the nine-month period ended May 31, 1995 approximately $1.1 million.

Net Revenues

         The Company's net revenues for the three-month period ended May 31, 1995 increased 58.6% from the prior quarter and 7.2% from the corresponding period in the prior fiscal year. Net revenue for the nine months ended May 31, 1995 was 18.4% below the corresponding period last year. The decline in sales experienced by the Company early in fiscal 1995 was attributed primarily to order delays by its customers; both logic and memory sales have rebounded in all geographic areas during the second and third quarters of fiscal 1995, with record incoming orders achieved in each of those quarters. Service revenue, which includes product revenue from sales of spare parts and service contracts, returned to historical levels at 20% of total net revenue for the third quarter of fiscal 1995.

Cost of Sales and Gross Margin on Product Sales

         Gross margin as a percent of net revenues for the three-month and nine-month periods ended May 31, 1995 was 42.0% and 36.3%, respectively. For the third quarter, the 42.0% gross margin represents a 1.0 percentage point improvement from the same period of fiscal 1994, and an improvement of 12.9 percentage points from the second quarter of fiscal 1995. The gross margin improvement in the third quarter of fiscal 1995 resulted primarily from the return to the shipment level anticipated in the Company's annual budget and resource allocation plan and a favorable product mix. Margin improvement related to strong sales of the Company's higher-margin memory products were partially mitigated by additional costs incurred to expedite deliveries of critical components and overtime charges incurred to complete products for timely customer shipments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Engineering and Product Development Expense

         Engineering and product development expense for the three-month and nine-month periods ended May 31, 1995 increased 32.7% and 27.6%, respectively, from the corresponding periods in fiscal 1994. As a percentage of net revenue, engineering and product development expenses increased 3 percentage points to 18.0% from the corresponding three-month period of fiscal 1994, and increased 9 percentage points to 24.7% from the corresponding nine-month period of fiscal 1994. The increase in engineering and product development expenditures includes $0.8 million related to the Voyager, certain premium costs associated with bringing the Company's recently introduced Vega series logic tester to market in time to meet accelerating customer demands, and the Company's continuing commitment to maintaining a high level of engineering and product development effort. The Company intends to continue to invest significant resources in the development of next generation products for both memory and logic applications.

Selling, General and Administrative Expenses

         Selling, general and administrative expense for the third quarter of fiscal 1995 increased 29.2% from the same quarter of the prior fiscal year. For the nine months ended May 31, 1995, selling, general, and administrative expenses increased 13.4% from the corresponding nine-month period of fiscal 1994. The year-to-year increase in dollar expenditures was attributable primarily to increased hiring and employee compensation, and the addition of the Voyager product line. Selling, general and administrative expenses are expected to continue to increase both sequentially and year-to-year due to anticipated headcount growth and costs associated with new product introductions.

Other Income and Expense

         Other expense was $0.2 million for the quarter ended May 31, 1995, compared to other income of $0.3 million for the same quarter in fiscal 1994. Other expense consists primarily of interest expense on notes payable and the amortization of goodwill related to the acquisition of the Voyager, offset by interest income from the investment of the Company's cash balances. The increase in net interest expense during fiscal 1995 is attributable to lower cash balances and the interest expense incurred on line-of-credit borrowings.

Income Taxes

         The Company's effective tax rate for the third quarter of fiscal 1995 was 22.5% compared to 17% for the same quarter of the prior fiscal year. The Company anticipates that the quarterly effective tax rate for the remainder of fiscal 1995 and for fiscal 1996 will be in the range of 20% to 25%. This increasing rate trend is primarily related to the extent to which the Company can offset projected taxable income with net operating loss and tax credit carryforwards, and the extent to which such net operating loss and tax credit carryforwards have previously been reflected in the Company's tax provision under FAS 109.

Net Income/(Loss)

         The Company returned to profitability in the third quarter of fiscal 1995, posting net income of $0.8 million compared to a net loss of $3.6 million for the three-months ended February 28, 1995, and net income of $2.5 million for the corresponding period in fiscal 1994. For the nine months ended May 31, 1995, the Company reported a net loss of $15.3 million, which included an $8.8 million write-off in the first quarter of in-process technology associated with the purchase of the Voyager from MCT on November 22, 1994, compared to net income of $8.1 million for the same period in the prior fiscal year. Net income (loss) per share was $0.11 for the three-month period and ($2.13) for the nine-month period ended May 31, 1995, versus net income per share of $0.34 and $1.13, respectively, for the same periods in the prior fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets were 2.0 times current liabilities at May 31, 1995, compared to 3.3 times at August 31, 1994 and 4.1 times at May 31, 1994. The Company used $13.9 million of its available cash to acquire the Voyager on November 22, 1994, and made a subsequent investment in preferred stock of MCT of $1.5 million on November 23, 1994. The Voyager acquisition included $5.7 million of inventory, $1.0 million of equipment and other fixed assets, and the assumption of $2.1 million of trade payables, warranty and other liabilities associated with the Voyager product line.

         Accounts receivable increased $2.6 million during the first nine months of fiscal 1995 due to the record revenue level recorded for the third quarter and because shipments were disproportionately strong in the final month of the quarter due to the lack of availability of certain components and sub-assemblies earlier in the quarter. Excluding the $5.7 million of Voyager inventory acquired from MCT, inventories increased $4.7 million during the first nine months of fiscal 1995, primarily due to the manufacture and installation of strategic demonstration units at certain customer sites. The Company continues to monitor inventory levels carefully based on current and projected sales levels and has implemented programs to improve inventory utilization going forward.

         Investing activities used $13.9 million in the nine months ended May 31, 1995, compared to $4.9 million in the comparable period last year. Excluding cash payments to acquire the Voyager and MCT Preferred Stock, investing activities consisted primarily of purchases of $8.5 million of property and equipment, offset by the sale of $10.1 million of short-term investments to fund the Voyager acquisition. Financing activities provided $8.5 million in the first half of fiscal 1995, representing draw-downs on the Company's lines of credit.

         At May 31, 1995, the Company's cash, cash equivalents and short-term investments were $2.0 million, compared to $29.5 million at August 31, 1994. The decrease primarily reflects the cash used to acquire the Voyager from MCT and to fund operations during fiscal 1995. On December 15, 1994, the Company obtained a $7,500 domestic bank line of credit which expires in January 1996. The agreement provides for borrowings up to the lesser of 80% of eligible domestic accounts receivable or the $7.5 million committed credit amount. In addition, on February 9, 1995, the Company obtained an additional $5.0 million line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings up to the lesser of 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables, or the $5.0 million committed credit amount. Borrowings under these lines bear interest at prime (9.0% at May 31, 1995) plus 1.0% and 0.5% for the domestic and foreign lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, quarterly profitability, minimum amounts of tangible net worth, a minimum ratio of current assets to current liabilities, and a maximum ratio of indebtedness to net worth. The credit agreements also preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At May 31, 1995, the Company had borrowed $8,500 under these lines of credit, but was in violation of certain covenants. Subsequent to May 31, 1995, the Company received a waiver of such non-compliance and increased the domestic line of credit to $10 million.

         The Company believes that its cash flow from operations, together with its cash balances and funds available under working capital lines of credit, will provide sufficient financing resources to meet both working capital and capital expenditure requirements through fiscal 1995 based on recent order rates and anticipated revenue levels. However, the Company is also in discussions to secure asset-based long-term debt financing to further enhance its liquidity and to provide additional flexibility to fund future growth. It is anticipated that such long-term borrowings could total up to $18 million by August 31, 1995, and that a portion of the proceeds would be used to pay off amounts borrowed under the Company's short-term lines of credit.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 27, 1995, Credence Systems Corporation ("Credence") named the Company as a defendant in a patent infringement lawsuit originally filed by Credence against MCT in the U.S. District Court for the Northern District of California (the "Court"). The suit alleges that the Company's manufacture and sale of certain Voyager assets acquired by the Company from MCT infringe a U.S. patent held by Credence. On April 24, 1995, the Company filed with the Court a counterclaim against Credence for a declaratory judgment that the Credence patent is invalid and unenforceable, and that the manufacture and sale of Voyager assets do not infringe the Credence patent. The Company intends to vigorously defend the patent infringement claim and pursue its counterclaims against Credence.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits

           Exhibit No.              Description
           -----------              -----------
           10.11                    Loan and Security Agreement between the Registrant and Bank of the West dated
                                    July 6, 1995.

           11.1                     Statement regarding computation of per share earnings.

           27.1                     Financial Data Schedule

           (b) Reports on Form 8-K

                     None.

               All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                              MEGATEST CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose and State of California, on July 11, 1995.


                                                  MEGATEST CORPORATION

Date:    July 11, 1995                            By:    \s\ John E. Halter
                                                         -------------------
                                                         John E. Halter
                                                         President
                                                         Chief Executive Officer




Date:    July 11, 1995                            By:    \s\ Paul W. Emery II
                                                         ---------------------
                                                         Paul W. Emery II
                                                         Vice President, Finance
                                                         Chief Financial Officer