Form 10-K405
period 1995-08-31
MEGATEST CORP
filed 1995-10-26
CIK 745213

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


FOR THE FISCAL YEAR ENDED AUGUST 31, 1995        COMMISSION FILE NUMBER 0-17393

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

               1321 RIDDER PARK DRIVE, SAN JOSE, CALIFORNIA 95131
                                 (408) 437-9700
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock,
                               $0.001 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $189,861,000 as of October 17, 1995, based upon the last reported sales price on the Nasdaq National Market on such date. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 7,434,720 shares of the Registrant's Common Stock issued and outstanding as of October 17, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

==============================================================================

                                     PART I

ITEM 1.  BUSINESS

         Megatest Corporation ("Megatest" or the "Company") designs, manufactures, markets and services automatic test equipment (ATE) for the integrated circuit industry. Megatest currently offers four product lines--one for testing memory ICs and three for testing logic ICs. The Company's Genesis IIex and Genesis G-III memory test systems test a broad range of memory ICs, such as DRAMs and non-volatile memories ("NVMs"), including FLASH memories and EPROMs. The Company believes that it is the leading supplier of ATE for testing FLASH memories, the fastest growing type of standard memory IC. The Polaris and Vega Series, Megatest's second and third generation logic testers using its Tester-Per-Pin architecture, test a wide variety of high-performance logic ICs, including RISC and CISC processors, digital signal processors, and custom, semi-custom and application specific ICs. The Voyager Series tests logic devices such as FPGAs, PLDs and microcontrollers and some memory IC devices. The Polaris and Vega systems support a recently introduced option which incorporates certain analog functions to address the growing mixed-signal requirements of some logic ICs. The Company markets its test equipment worldwide to IC producers, both those who manufacture ICs for resale and those who manufacture ICs for inclusion in their own products, as well as to IC customers such as manufacturers of computers and other electronic systems.

PROPOSED MERGER WITH TERADYNE

         On September 5, 1995, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Teradyne, Inc. ("Teradyne") and M Merger Corp., a Delaware corporation and wholly-owned subsidiary of Teradyne ("Merger Sub"). Pursuant to the Merger Agreement, and upon the satisfaction of all closing conditions, Merger Sub will merge (the "Merger") with and into Megatest, and Megatest will become a wholly-owned subsidiary of Teradyne.

         Upon the closing of the Merger each outstanding share of Megatest common stock will be converted into the right to receive 0.9091 shares of Teradyne common stock, subject to the following adjustment (.9091 shares, as adjusted, the "Exchange Ratio"): (i) if the Final Teradyne Stock Price (as defined below) is equal to or less than $36.00 per share, no adjustment to the Exchange Ratio shall be made; (ii) if the Final Teradyne Stock Price is greater than $36.00 per share then the Exchange Ratio shall be adjusted pursuant to the following formula:

                                     1
Exchange Ratio  =  ----------------------------------------
                   (Final Teradyne Stock Price x .02) + .38

but in no event will the Exchange Ratio be greater than .9091 or less than
 .8333. "Final Teradyne Stock Price" shall mean the average of the closing prices of Teradyne common stock for the twenty consecutive days on which Teradyne common stock is traded on The New York Stock Exchange ending on the fifth calendar day immediately preceding the Special Meeting of Megatest stockholders held for the purpose of approving the Merger.

         The closing of the transaction is subject to certain conditions, including approval by Megatest's stockholders. The transaction is expected to be accounted for as a pooling-of-interests.

PRODUCTS

         Since introducing its first tester in 1976, the Company has sold approximately 2,850 memory and logic testers. Megatest's Polaris, Vega and Genesis test systems are composed of a "mainframe" unit and one or more test heads. The mainframe contains most of the testing circuitry, including the computer control unit, test pattern and timing generators, as well as the power supplies and cooling systems necessary for operation. The test heads contain highly specialized pin electronics that connect to the IC being tested. The Voyager Series utilizes "tester-in-a-testhead" architecture, in which all tester modules reside in the testhead, close to the ICs under test. The base unit of a Voyager Series thus contains only the computer control unit, power supplies and cooling system. For each of the Company's testers, the test head is brought into contact with the ICs being tested through use of the tester's own manipulator system and IC handlers and wafer probers provided by other manufacturers. Megatest's products range in price from approximately $200,000 for a minimally configured memory tester to over $4,000,000 for a fully configured logic system.

      GENESIS MEMORY TEST SYSTEMS

         The Genesis memory test systems are used for a variety of different memory IC types. The wide range of memory IC configurations necessitates testers that can accommodate varying data formats, operating speeds and specialty modes. The Genesis systems are designed for cost-effective, general-purpose, high-volume memory IC testing. All versions feature a parallel-test architecture. The Company's original Genesis II was introduced in 1988, an enhanced Genesis IIex version was introduced in 1991, and the current Genesis G-III system was introduced in July 1993. The Company shipped its first Genesis G-III in February 1994.

         The Genesis systems are designed with the high-voltage capability required for testing many currently available NVMs, such as FLASH memories, EPROMs and EEPROMs. This high-voltage feature is also used to test special access modes for certain specialty memory ICs. The Genesis IIex is capable of fully testing memory ICs at up to 33 MHz, and has the ability to test special access modes at up to 50 MHz. The Genesis G-III is capable of fully testing memory ICs at up to 66 MHz. The Company believes these capabilities enable either Genesis system to test virtually all DRAMs and NVMs currently in volume production. In addition, the added capabilities of the Genesis G-III are designed to enable it to test new, high-performance DRAMs and NVMs.

         The Genesis systems incorporate a number of features to increase tester throughput. They allow parallel testing of up to 32 DRAMs at one time, and their modular test head design allows easy integration with standard wafer probers and IC handlers. The Company offers interfaces for most wafer probers and IC handlers currently available, and designs custom interface applications for others as necessary. The Genesis systems are available in configurations with one to four test heads. Field upgrades are available to expand testers up to their maximum configuration.

VLSI LOGIC TEST SYSTEMS

         Megatest's family of VLSI Logic test systems is used to test a wide variety of logic IC devices. This family of systems is based on a Tester-Per-Pin architecture pioneered by Megatest. Tester-Per-Pin provides individual testing resources for each pin of the IC being tested, including a timing generator, pin driver and comparator, parametric test unit, dynamic current load, vector memory and serial scan path. Megatest believes such architecture offers greater efficiency and flexibility in testing than other current architectures. The high level of control of complex test patterns and increased timing flexibility provided by the Tester-Per-Pin architecture are critical for uncompromised, cost-efficient testing of the many different logic IC types, speeds and configurations.

         The VLSI logic family was designed to optimize high-volume IC manufacturing applications in order to reduce the customer's total cost of ownership. The family consists of two models: the Polaris series designed to test the current generation of high performance processors, and the Vega Series, introduced in January 1995 and targeted at the most advanced high performance processors under development. Logic ICs are tested by using a truth table containing input test patterns and anticipated results. The more complex the logic IC, the longer the truth table must be. The Polaris series permits truth tables of up to thirty two million vectors, while the Vega permits truth tables of up to sixty four million vectors. To support the varying testing demands of complex logic ICs, the testers are offered in configurations ranging from 32 to 384 pins and support a recently introduced option which incorporates certain analog functions to address the growing "mixed-signal" requirements of some ICs. The

Polaris and Vega series incorporate a Sun Microsystems SPARC central processor as their test system controller and SPARC workstations and fileservers as their front-end user interface. These systems facilitate access to testing data and integration into engineering and test floor management systems. In addition, the Vega is compatible with the Company's previous generations of logic testers, in that test programs written for the MegaOne and Polaris can be used on the Vega.

         The Vega and Polaris are available in configurations of one or two test heads, allowing different ICs to be tested on each head, thereby increasing tester utilization and IC test throughput while minimizing factory floor space. In addition, both testers have the capability to test multiple ICs in parallel on each test head. Each test head is mounted on a pneumatically controlled test head manipulator which allows the operator to position the test head easily in virtually any orientation for docking to a wide range of wafer probing and IC handling equipment. The manipulator and docking mechanism are designed to enable rapid reconfiguration from one IC type to another. The design also includes a chilled water cooling system, which maintains a lower internal operating temperature than conventional air cooling systems. This lower temperature extends the operating life of the internal electronic components, improves overall system reliability, and provides quieter operation. Efficient cooling also improves the stability and repeatability or accuracy of testing results.

         Expandability in pin count, upgradeability in test speed and test system controllers, and the ability to add a second test head at a much lower cost than purchasing a new tester are available to customers as field modifications. These modifications permit customers to purchase only the capability they currently require, while preserving the option to upgrade later as their testing needs grow.

      VOYAGER TEST SYSTEM

         The Voyager test system tests logic IC devices such as FPGAs, PLDs and microcontrollers, and some memory IC devices. The Voyager system employs a tester-in-a-testhead design concept to meet special needs of high-volume, high-speed device manufacturers. Introduced in 1993 by Micro Component Technology, Inc. (MCT) as the Model 1149, the system offers configuration flexibility for supporting boundary scan and other built-in self test IC circuits. All tester modules reside in the testhead, close to the ICs under test, which enables higher accuracy and throughput at reduced costs. Several kinds of pin electronic modules can be placed in any position to accommodate special test needs.

         The Voyager's testhead configuration flexibility allows IC manufacturers to optimize testing costs for special purpose products. Manufacturers of field programmable logic devices such as FPGAs and PLDs, for example, often require multiple level, high-voltage programming pulses to load program data into ICs. The Voyager offers an optimized pin electronics module for such needs. Manufacturers can populate Voyager testheads with up to 768 pin channels for testing devices in parallel, and can easily optimize Voyager system configurations to accomplish proprietary device programming techniques at low cost. The Company believes the combination of parallelism and accuracy offers favorable cost of ownership benefits for its customers. Megatest offers interfaces for most wafer probers and IC handlers currently available, and designs custom interfaces for others as necessary.


CUSTOMERS AND MARKETS

         The Company believes that once an IC manufacturer has selected a particular ATE vendor's tester for a generation of ICs, and made the substantial investment required to develop test program software and interfaces, the manufacturer will tend to purchase testers from that ATE vendor for the entire generation of ICs, and subsequent generations of similar ICs as well. Accordingly, Megatest expends substantial efforts to maintain its relationship with its existing key customers in order to increase the likelihood that these manufacturers will continue to select the Company's testers for their future generations of ICs.

         Sales to four customers accounted for approximately 67% of net revenues in fiscal 1993, sales to four customers accounted for approximately 71% of net revenues in fiscal 1994, and sales to three customers accounted for approximately 58% of net revenues in fiscal 1995. In particular, sales to Texas Instruments, Inc., which purchases logic and memory testers, accounted for approximately 27%, 34% and 25% of net revenues, respectively, during those periods; sales to Intel Corporation, which purchases memory testers, accounted for approximately 10%, 15% and 19% of net revenues, respectively, during those periods; and sales to Samsung Electronics

Company, which purchases memory and logic testers, accounted for approximately 10%, 4% and 14% of net revenues during those periods. The Company expects that sales of its products to TI, Intel and Samsung will continue to account for a high percentage of net revenues in the foreseeable future, and believes that its success depends in large part upon the success of the ICs being tested by these and other key customers. The loss of a major customer or a reduction in orders by such customers, including reductions due to market or competitive conditions in the IC industry, would have an adverse effect on the Company's results of operations. In addition, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. No assurance can be given that the Company will be able to do so.

         As of August 31, 1995, the Company's backlog of scheduled but unfilled orders was approximately $51.1 million, compared with approximately $16.2 million as of August 31, 1994. Substantially all of the backlog as of August 31, 1995 is expected to be shipped in fiscal 1996. The Company includes in backlog only those orders for which a signed purchase order has been received from the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. Because of orders received for test systems to be shipped in the same quarter and possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

         The Company's business depends upon the capital expenditures of manufacturers of ICs and products utilizing ICs. The IC industry is highly cyclical and has historically experienced recurring periods of oversupply, which often have had a severe negative effect on the IC industry's demand for test equipment. The Company's business and operating results in prior years were adversely affected by industry-wide downturns. In recent years, the Company's revenues have increased substantially, reflecting increased demand for ICs by manufacturers of computers and other electronics systems. There can be no assurance as to how long demand for ICs will continue to increase, and the Company believes that the market for semiconductor capital equipment will continue to be susceptible to significant fluctuations. In particular, the Company experienced a drastic reduction in new orders from major memory and logic customers during the first quarter of fiscal 1995, followed by record orders for the final three quarters of fiscal 1995 and record revenues in the third and fourth quarters of fiscal 1995. Although the Company attempts to mitigate the risk of cyclicality in the IC industry and changes in any segment of the industry by participating in both the memory and logic IC testing markets, factors affecting both markets such as reduced demand by computer manufacturers would, and factors adversely affecting either market or particular segments within either market could, adversely affect the Company's business and financial performance. No assurance can be given that the Company's revenues and operating results will not be materially and adversely affected if slowdowns or changes in the IC industry occur, especially if both the memory and logic IC markets experience slowdowns at the same time.

SALES, SERVICE AND CUSTOMER SUPPORT

         Megatest sells and services its products worldwide, primarily through its own sales and support organization and through independent representatives in certain areas of the world. Megatest provides its customers with comprehensive support and service before, during and after delivery of its products. As is typical for the ATE industry, Megatest experiences a long sales cycle for new customers and new products. To support the sales process and enhance customer relationships, the Company endeavors to add value prior to selling a test system by working closely with the prospective customers to develop hardware and software test specifications and benchmarks, and often designs customized applications to enable customers to evaluate its testers.

         Prior to system shipment, Megatest's support personnel assist the customer in site preparation and inspection and provide customers with training at Megatest's facility or on-site. The customer's employees receive instruction both in system hardware and in software tools developed specifically for writing and debugging test programs for the Company's systems. The Company's customer training program also includes instruction in the maintenance of its testers. In addition, the Company's support personnel assist the customer in the development of software test programs and handler/prober interface designs customized for the ICs to be tested. The Company's field support personnel work closely with the customer's employees to install the system and demonstrate system readiness.

         The Company typically provides a one-year warranty against defects in its testers, computer peripherals and related system components, and offers its customers additional support after the warranty period in the form of maintenance contracts for specified time periods. The Company's service personnel perform necessary maintenance of the Company's products, including module repair, hardware and software problem resolution, preventive maintenance and field upgrades. Megatest also provides after-sales support in the form of engineering assistance for developing testing techniques and test plans for particular applications. The Company believes that its ability to provide complete solutions to testing problems enhances its ability to sell multiple systems to the same customer and, in general, assists the Company in the development of its future products.

         During fiscal 1994 and 1995, export sales, primarily to customers in the Asia-Pacific region, accounted for 52% and 58% of net revenues, respectively. The Company's export sales are generally made in United States dollars or dollar equivalents. To support its customers, Megatest maintains customer support centers at its San Jose, California headquarters and in 13 other offices located near key customer sites in Arizona, Colorado, Idaho, Minnesota, Massachusetts, New York and Texas in the United States; in Korea, Singapore, Taiwan and the Philippines in the Far East; and in France.

ENGINEERING AND PRODUCT DEVELOPMENT

         The market for IC testing is characterized by rapid technological change. The Company believes that continued and timely development and introduction of new products and enhancements to existing products are essential for the Company to maintain its competitive position. Accordingly, Megatest has allocated in the past, and expects to continue to allocate in the future, significant resources to engineering and product development activities. The Company's products must be available on a timely and cost-effective basis to enable customers to integrate them into their operations as they begin volume manufacturing of the next generation of ICs. Failure to have a competitive tester available when required by an IC manufacturer could make it substantially more difficult for the Company to sell testers to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements.

         The Company works closely with its customers to define new product features and to identify emerging applications for its products. A significant portion of the Company's current efforts are focused on two new products: the recently introduced Vega series logic tester, and the Company's next-generation memory tester. In addition, the Company continues to focus engineering and product development resources on product features and product upgrades in each of the memory and logic test product lines, involving activities in mechanical, electrical and software design. The Company's inability to complete the development of its new products or its inability to manufacture and ship these products in volume and in time to meet the requirements for testing the next generation of ICs could adversely affect the Company. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new products, that such introduction will coincide with the development by IC manufacturers of their next generation of ICs, or that such products will satisfy customer needs or achieve market acceptance.
In addition, the Company may incur substantial costs to ensure the functionality and reliability of its next-generation testers, including the Vega series, early in their product life-cycles. Any of such events would adversely affect the Company's business. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer purchases of the Company's existing products, which would also adversely affect the Company.

         Engineering and product development expenses were $12.2 million, $15.9 million and $20.2 million in fiscal 1993, 1994 and 1995, respectively.
Included in fiscal 1995 expenses was approximately $2.2 million attributable to the Company's engineering and product development activity in Minnesota. The Company acquired this activity in connection with its acquisition of the Voyager product line from MCT. In addition, the Company wrote off $8.8 million of in-process technology in connection with the Voyager product line acquisition.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing strategy is to perform only those manufacturing activities which yield the greatest added value or which require unique technology or specialized knowledge. The Company seeks to subcontract all other manufacturing activities to established fabricators and assemblers who can perform these activities more cost-effectively. The Company's principal in-house manufacturing activities consist of subassembly testing, final system integration and test.

         The Company relies on Solectron Corporation as well as other outside contractors to procure components and assemble them into the highly-complex circuit boards used by the Company in its testers. These circuit boards, which are manufactured to the Company's design specifications, constitute a significant portion of the Company's testers. This arrangement provides the Company with access to advanced circuit board manufacturing technology without requiring the Company to expend significant resources to acquire, develop and maintain such technology. Assembly of these circuit boards is an extremely complex process. The Company's reliance on Solectron in particular and other outside contractors in general involves several risks, including reduced control over pricing and timely delivery of components. While the timeliness, yield and quality of deliveries to date from the Company's outside contractors have been acceptable, the Company has experienced delays in deliveries and quality problems, which have adversely affected the Company's ability to ship products, and there can be no assurance that manufacturing problems will not occur in the future.

         The Company uses standard components and prefabricated parts manufactured to its design specifications. Most components are available from a number of different suppliers, although certain components and subassemblies are obtained from a single supplier or a limited group of suppliers. The Company has experienced, and may in the future experience, delays in obtaining adequate supplies of certain Ics and other components and sub-assemblies used in its current products and products under development, and in some cases the Company has been required to modify the design of its products to address the inability to obtain components. The manufacture of many of the Company's sole and limited source components is extremely complex. The Company's reliance on the suppliers of these components exposes it to production difficulties and yield and quality variations experienced by these suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, and attempts to maintain an adequate inventory of all single-source components, disruption or termination of certain of these sources could occur and could have an adverse effect on the Company's operating results. A prolonged inability to obtain adequate yields or deliveries from its sole or limited source suppliers, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture its circuit boards or other components internally, would significantly delay shipments of the Company's products and have an adverse effect on the Company's operating results.



COMPETITION

         The integrated circuit ATE industry is highly competitive. Megatest faces substantial competition throughout the world, primarily from ATE manufacturers in the United States and Japan. The Company's primary competitors in the memory IC testing market are Advantest Corporation, Teradyne, Inc., Minato Electronics, Inc., Ando Electric Co., Ltd. and Asia Electronics, Inc., and in the logic IC testing market are Advantest Corporation, Teradyne, Inc., Schlumberger Limited, LTX Corporation, Hewlett-Packard Company and Credence Systems Corporation. Many of the Company's competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, and greater name recognition than the Company. Megatest expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. From time to time the Company's testers are sold as used equipment at prices substantially below the prices of new testers sold by the Company. Such sales of used testers may materially and adversely affect the Company's sale of new testers. Certain of the Company's customers, including IBM and TI, have also developed testers.

         The principal elements of competition in the Company's markets include price, product performance and throughput capability, quality and reliability, customer service and support including the availability of applications packages. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. The Company believes that to remain competitive, it will require significant financial resources in order to invest in new product development, to introduce next generation memory and logic test systems on a timely basis, and to maintain customer service and support centers worldwide. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's operating results. In particular, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressure for that product typically becomes more intense. There can be no assurance that the Company will continue to compete successfully in the future.

         Japanese IC manufacturers have a dominant share of the market for DRAMs and certain other types of ICs for which the Company's testers are used. Japanese ATE manufacturers are well-established in the Japanese ATE market, and it is difficult for non-Japanese test equipment companies to penetrate the Japanese ATE market. To date, the Company has not established itself as a major competitor in the Japanese ATE market. There can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers.

PATENTS AND LICENSES

         The Company holds seven United States patents. Although the Company believes that these patents may have value, the Company also believes that its future success will depend primarily on the technical competence and creative skills of its personnel, rather than on its patents. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's products. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's products. The sale of the Company's products covered by such patents could require licenses that may not be available on acceptable terms.

         As is typical in its industry, the Company has at times been notified of claims that it may be infringing patents issued to others. Historically, the Company has been able to negotiate licenses on terms which it believes are reasonable. With respect to one claim pending against the Company, see Item 3 of this Annual Report on Form 10-K. No assurance can be given that infringement claims by third parties in the future will not materially and adversely affect the Company's business and operating results.

EMPLOYEES

         As of August 31, 1995, the Company had a total of 580 full-time
employees.   In addition, the Company had 81 consultants and agency
temporaries. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

         The Company's future success depends in part upon its ability to attract and retain qualified management, technical, sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in their current positions or the Company's inability to attract and retain new skilled employees as needed could materially and adversely affect the Company's performance.

ITEM 2.  PROPERTIES

         The Company maintains its headquarters in San Jose, California. This facility, totaling 112,000 square feet, contains corporate administration, sales and customer support, manufacturing and engineering. In addition, the Company executed a lease in August 1995 for 17,000 square feet adjacent to its corporate headquarters. This facility will house sales and certain customer service departments. The lease on this facility expires in September 1997. In the United States, the Company maintains seven sales and customer support offices in Newton, Massachusetts; Austin, Texas; Dallas, Texas; Monument, Colorado; Fishkill, New York; Boise, Idaho and Phoenix, Arizona, and an engineering operation in Fridley, Minnesota. Sales and customer support are also provided in five additional facilities located in Europe and the Far East. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         On March 27, 1995, Credence Systems Corporation ("Credence") named the Company as a defendant in a patent infringement lawsuit originally filed by Credence against MCT in the U.S. District Court for the Northern District of California (the "Court"). The suit alleges that the Company's manufacture and sale of certain Voyager assets acquired by the Company from MCT infringe a U.S. patent held by Credence. On April 24, 1995, the Company filed with the Court a counterclaim against Credence for a declaratory judgment that the Credence patent is invalid and unenforceable, and that the manufacture and sale of Voyager assets do not infringe the Credence patent. Although the outcome of any litigation is uncertain, the Company believes that the resolution of such matter will not have a material adverse effect on the Company's operating results or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "MEGT." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                                    HIGH         LOW
                                                                                    ----         ---
FISCAL 1994
  Quarter ending November 30, 1993  . . . . . . . . . . . . . . . . . . . . . .    23 1/4       10 1/8
  Quarter ending February 28, 1994  . . . . . . . . . . . . . . . . . . . . . .    20 1/2       11 1/2
  Quarter ending May 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .    23 1/2       13 1/2
  Quarter ending August 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .    20 1/4       13 1/2
FISCAL 1995
  Quarter ending November 30, 1994  . . . . . . . . . . . . . . . . . . . . . .    20 1/2        8 1/4
  Quarter ending February 28, 1995  . . . . . . . . . . . . . . . . . . . . . .    11 3/8        5 1/8
  Quarter ending May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    14            8 1/2
  Quarter ending August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .    24 1/8       11 7/8

         The Company believes that factors such as announcements of developments related to the Company's business, quarterly fluctuations in the Company's financial results and general conditions in the IC equipment industry, the IC industry or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the IC equipment industry, including the Company, have recently experienced historical highs in the market prices of their common stock. No assurance can be given that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations which are unrelated to the Company's performance.

BENEFICIAL OWNERS

         As of October 13, 1995, there were approximately 1,900 beneficial owners of the Common Stock.

DIVIDENDS

         To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of August 31, 1995 and 1994 and for the years ended August 31, 1995, 1994 and 1993 have been derived from the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of August 31, 1993, 1992 and 1991 and for the years ended August 31, 1992 and 1991 are derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K.

                                                                  Year Ended August 31,
                                              ------------------------------------------------------------
                                               1995          1994          1993         1992         1991
                                               ----          ----          ----         ----         ----
                                                        (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Product sales . . . . . . . . . . . . . .    $ 97,459      $ 99,441      $77,818      $63,077      $53,459
Development revenues  . . . . . . . . . .          --           850          587        2,414        6,217
                                             --------      --------      -------      -------      -------
     Net revenues . . . . . . . . . . . .      97,459       100,291       78,405       65,491       59,676
Cost of sales(1)  . . . . . . . . . . . .      59,537        56,196       44,065       35,814       35,690
                                             --------      --------      -------      -------      -------
     Gross profit . . . . . . . . . . . .      37,922        44,095       34,340       29,677       23,986
                                             --------      --------      -------      -------      -------
Engineering and product development . . .      20,158        15,878       12,205       11,097        9,574
Selling, general and administrative . . .      21,364        18,069       16,032       13,917       11,810
Write-off of acquired in-process
     technology                                 8,837            --           --           --           --
                                             --------      --------      -------      -------      -------
     Total operating expenses . . . . . .      50,359        33,947       28,237       25,014       21,384
                                             --------      --------      -------      -------      -------
Income (loss) from operations . . . . . .     (12,437)       10,148        6,103        4,663        2,602
Interest income (expense), net  . . . . .        (167)        1,315         (139)        (499)        (105)
                                             --------      --------      -------      -------      -------
Income (loss) before income taxes and
     cumulative effect of accounting
     change                                   (12,604)       11,463        5,964        4,164        2,497
(Provision) benefit for income taxes  . .         414        (2,364)        (685)        (300)        (271)
                                             --------      --------      -------      -------      -------
Income (loss) before accounting change  .     (12,190)        9,099        5,279        3,864        2,226
Cumulative effect of change in accounting
     for income taxes . . . . . . . . . .          --         1,700           --           --           --
                                             --------      --------      -------      -------      -------
Net income (loss)   . . . . . . . . . . .    $(12,190)     $ 10,799      $ 5,279      $ 3,864      $ 2,226
                                             ========      ========      =======      =======      =======
Income (loss) before cumulative effect of
     accounting change per share  . . . .    $  (1.69)     $   1.26      $  1.11      $  0.95      $  0.58
                                             ========      ========      =======      =======      =======
Net income (loss) per share . . . . . . .    $  (1.69)     $   1.50      $  1.11      $  0.95      $  0.58
                                             ========      ========      =======      =======      =======
Average common and common equivalent
     shares outstanding . . . . . . . . .       7,230         7,204        4,752        4,075        3,823
                                             ========      ========      =======      =======      =======


                                                                        August 31,
                                             -------------------------------------------------------------
                                               1995          1994          1993          1992        1991
                                               ----          ----          ----          ----        ----
                                                                 (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . .    $ 11,609      $ 19,404      $17,278      $ 6,877      $ 6,038
Working capital . . . . . . . . . . . . .      44,859        55,846       43,868       19,031       16,606
Total assets  . . . . . . . . . . . . . .     118,858       101,083       67,664       41,157       40,412
Long-term obligations . . . . . . . . . .      11,728           414          804        2,181        2,075
Total stockholders' equity  . . . . . . .      65,408        76,247       51,813       22,532       18,628

______________
(1) Cost of sales does not include costs of $0.2 million, $0.2 million, $2.5 million and $3.5 million in fiscal 1994, 1993, 1992 and 1991, respectively, relating to development revenues. Such costs are included in engineering and product development expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Megatest was founded in 1975 and introduced its first product, which tested both memory and logic ICs, in 1976. Since then, the Company has sold approximately 2,850 testers to manufacturers of memory and logic ICs as well as to IC customers such as electronic systems manufacturers. The Company's strategy has been to participate in both the memory and logic IC test markets, to help reduce the effects of cyclicality in each of these markets. The Company's principal product lines are its Genesis memory test systems and its Polaris, Vega and Voyager logic test systems.

         Megatest's net revenues increased in fiscal 1993 and 1994 principally due to demand for memory ICs, particularly FLASH memories and DRAMs. Increased sales of the Company's memory testers more than offset a decline in sales of logic testers to IBM, which significantly reduced its purchases from the Company during fiscal 1993, due in part to the Company's completion of development agreements for the Polaris and declines in the market for the mainframe computers which used the logic ICs tested by Polaris testers. In addition, memory product sales in fiscal 1994 were enhanced by the introduction in the second quarter of the Genesis G-III tester.

         The Company believes that its sales growth in recent years has been due in large part to strong demand by manufacturers of personal computers for ICs tested by the Company's products, and expects to remain susceptible to the volatility of the computer market. During the first two quarters of fiscal 1995, the Company experienced a severe slowdown in sales of all of the Company's products and from all of its major customers. Sales of both logic and memory products began to rebound late in the second quarter of fiscal 1995, to customers in all geographic areas, and the Company achieved record incoming orders in each of the final three quarters of fiscal 1995. The Company returned to quarterly profitability in the third quarter.

         On November 22, 1994, the Company acquired the 1149 Tester product line and follow-on in-process technology (the "Voyager") from Micro Component Technology, Inc. ("MCT") for $13.9 million, which includes acquisition related expenses of $1.1 million. The purchase of the product line included substantially all of the assets and intellectual property and the assumption of certain liabilities, approximating $2.1 million, associated with the Voyager. As a result of the acquisition of the Voyager, the Company recorded a one-time write-off of in-process technology of $8.8 million, which contributed to the Company's losses in its first quarter and for the fiscal year ended August 31, 1995. Excluding the one-time write-off of in-process technology, the results of operations for the Voyager product line from the date of acquisition through August 31, 1995 increased Megatest's loss from operations approximately $2.4 million.

         On September 5, 1995, the Company entered into the Merger Agreement with Teradyne and Merger Sub. Pursuant to the Merger Agreement, and upon the satisfaction of all closing conditions, Megatest will become a wholly-owned subsidiary of Teradyne. See Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations.

                                                                               Year Ended August 31,
                                                                     1995             1994             1993
                                                                    ------           ------           ------
Net revenues  . . . . . . . . . . . . . . . . . .                    100.0%           100.0%           100.0%
Cost of sales . . . . . . . . . . . . . . . . . .                     61.1             56.0             56.2
                                                                     -----            -----            -----
     Gross margin . . . . . . . . . . . . . . . .                     38.9             44.0             43.8
                                                                     -----            -----            -----
Engineering and product development . . . . . . .                     20.7             15.8             15.6
Selling, general and administrative . . . . . . .                     21.9             18.1             20.4
Write-off of acquired in-process technology . . .                      9.1               --               --
                                                                     -----            -----            -----
     Total operating expenses . . . . . . . . . .                     51.7             33.9             36.0
                                                                     -----            -----            -----
Income (loss) from operations . . . . . . . . . .                    (12.8)            10.1              7.8
Other income (expense), net . . . . . . . . . . .                     (0.1)             1.3             (0.2)
                                                                     -----            -----            -----
Income (loss) before income taxes and cumulative
     effect of accounting change  . . . . . . . .                    (12.9)            11.4              7.6
(Provision) benefit for income taxes  . . . . . .                      0.4             (2.3)            (0.9)
Cumulative effect of change in accounting
     for income taxes . . . . . . . . . . . . . .                       --              1.7               --
                                                                     -----            -----            -----
Net income (loss) . . . . . . . . . . . . . . . .                    (12.5)%           10.8%             6.7%
                                                                     =====            =====            =====


Net Revenues

         The Company's net revenues increased from $78.4 million in fiscal 1993 to $100.3 million in fiscal 1994 and decreased to $97.5 million in fiscal 1995. The increase in fiscal 1994 was primarily attributable to increased sales of memory testers, which grew 45% from fiscal 1993, while sales of logic testers increased 13%. The Company encountered a slowdown in sales in early fiscal 1995. During the first half of fiscal 1995, sales of all of the Company's products, in all geographic areas, were well below the comparable periods of fiscal 1994. However, beginning in the second quarter of fiscal 1995, orders for all products rebounded significantly, enabling the Company to achieve record net revenues for the final two quarters of fiscal 1995. The increased demand for the Company's products is attributable to increased demand for FLASH memories and DRAMs from customers using the Company's memory testers and for DSP devices from customers using the Company's logic testers. Memory testers as a percentage of systems revenue has increased from 55% in fiscal 1993 to 61% in fiscal 1994 and 68% in fiscal 1995. Service revenue, which includes product revenue from sales of spare parts and service contracts, was 24% of total revenue in fiscal 1995, compared to 18% in fiscal 1994 and 20% in fiscal 1993. Service revenue is expected to continue to represent a significant portion of the Company's revenue as the installed base of testers increases and as a result of the Company's continued emphasis on the sales of spare parts, custom interfaces and service contracts.

Gross Margin

         The Company's gross margin increased from 43.8% in fiscal 1993 to 44.0% in fiscal 1994, reflecting a shift in product sales mix from Polaris logic testers to higher margin Genesis IIex memory testers, offset by incremental manufacturing costs incurred in bringing the Genesis G-III tester to market. The Company's gross margin decreased to 38.9% in fiscal 1995, due to the low sales volume during the first half of fiscal 1995. Manufacturing spending could not be scaled back during the first half of fiscal 1995 in proportion to the decline in revenues. Also, in the latter part of fiscal 1995, the Company encountered delays in receiving certain critical components and sub-assemblies which caused the Company to incur higher levels of overtime and to incur certain incremental costs to expedite deliveries of these parts in order to meet customers' demand. It is anticipated that such component availability issues will continue into fiscal 1996, and thus may result in continuing costs associated with overtime, expedite fees and other related incremental production costs. In addition, the Company expects to incur certain costs associated with the production ramp of the Vega series logic tester and the introduction of its next generation memory during fiscal 1996. Accordingly, the Company expects its gross margin in fiscal 1996 to continue to be below fiscal 1994 levels until the fourth quarter of fiscal 1996, and for the year as a whole.

  Engineering and Product Development Expense

         The Company's engineering and product development expense increased from $12.2 million in fiscal 1993 to $15.9 million in fiscal 1994 and to $20.2 million in fiscal 1995. Engineering and product development expense, net of development revenues, increased from $11.6 million in fiscal 1993 to $15.0 million in fiscal 1994 and to $20.2 million in fiscal 1995. Such net expense, which represents the Company's internally funded development efforts, reflects the Company's commitment to maintaining a high level of engineering and product development effort to enhance its competitive position. Engineering and product development expense in fiscal 1995 includes approximately $2.2 million related to the Voyager engineering organization in St. Paul, Minnesota. The low sales volume achieved during the first two quarters of the year further contributed to the percentage increase in engineering and product development from 15.8% of revenue in fiscal 1994 to 20.7% in fiscal 1995. The Company considered the slowdown in the first half of fiscal 1995 to be temporary and thus did not scale back critical long-term resources in proportion with the shortfall in incoming orders. The Company intends to continue to invest significant resources in the development of next-generation products for both memory and logic applications, and thus expects engineering and product development expenses in fiscal 1996 to increase as compared to fiscal 1995.

  Selling, General and Administrative Expense

         Selling, general and administrative expense increased from $16.0 million in fiscal 1993 to $18.1 million in fiscal 1994 and to $21.4 million in fiscal 1995. The increase is attributable primarily to an increase in headcount from 148 at August 31, 1994 to 162 at August 31, 1995. In particular, the Company expanded its hiring efforts in the sales, marketing and service organizations in support of its continued emphasis on expanding its customer base and in response to the higher sales levels achieved during the second half of fiscal 1995. As a percentage of net revenues, selling, general and administrative expenses declined from 20.4% of revenue in fiscal 1993 to 18.1% in 1994 and increased to 21.9% in 1995. The primary cause of the percentage increase in fiscal 1995 was the low sales volume achieved during the first two quarters of the year. The Company considered the slowdown in the first half of fiscal 1995 to be temporary and thus did not scale back critical long-term resources in proportion with the shortfall in incoming orders. The Company expects selling, general and administrative expense to decline as a percentage of net revenues in fiscal 1996.

  Other Income and Expense

         Net other expense consists primarily of interest expense on notes payable and long-term obligations and the amortization of goodwill related to the acquisition of the Voyager, offset by interest income from the investment of the Company's cash balances. In fiscal 1993, funds from the Company's initial public offering in May 1993 were used to repay debt. Interest income was generated from the investment of the remaining funds and the proceeds of the Company's second public offering in October 1993, resulting in net interest income of $1.3 million in fiscal 1994. In fiscal 1995, net other expense totaled $0.2 million as the Company's cash balances were utilized for the MCT acquisition and to fund operations. In addition, the Company borrowed $22.4 million during fiscal 1995, resulting in additional interest expense.

  Income Taxes

         Effective September 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.
The cumulative effect of adopting FAS 109 resulted in a one-time credit to fiscal 1994 net income of $1.7 million or $0.24 per share.

         In connection with adopting FAS 109, management fully reserved net deferred tax assets that may be realized beyond one year after the date of adoption because of the uncertainty regarding their realization. At August 31, 1995, management again fully reserved deferred tax assets which may be realized beyond the ensuing twelve-month period because of the uncertainty regarding their realization.

         The Company's effective tax rate for fiscal 1995 was 3% (benefit) compared to 21% for fiscal 1994 and 11% for fiscal 1993. The low benefit rate in fiscal 1995 was due primarily to losses incurred early in the year. A substantial portion of the benefit has not been recognized due to the uncertainty of its realization. The Company's tax rate in the third and fourth quarters of fiscal 1995 was 22.5% as the Company returned to profitability.
The Company expects its tax rate to increase to approximately 25% in fiscal 1996, although the actual effective tax rate achieved will vary depending on the level of profitability realized. The lower rates achieved in prior years were due primarily to unrestricted utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided net cash of $5.3 million and $5.1 million in fiscal 1993 and 1994, respectively, and used cash of $13.1 million in fiscal 1995. Cash flow from operations in fiscal 1993 was primarily attributable to net income in that year. In fiscal 1994, cash generated by net income was partially offset by the Company's investment in inventory for certain strategic programs designed to bolster relationships with major customers and an increase in accounts receivable caused by a disproportionate percentage of shipments occurring late in the fiscal year. In fiscal 1995, net cash used for operations was primarily attributable to the Company's net loss and to further increases in inventories and accounts receivable, offset by a non-cash write-off of acquired in-process technology and depreciation and amortization and by increased accounts payable and accrued liabilities. The increase in inventory in fiscal 1995 was primarily to facilitate anticipated new product shipments, to meet expected shipment levels, and to increase service and spares inventory to support the Company's growing installed base of testers, while the increase in accounts receivable was related to a disproportionate percentage of shipments occurring late in the fiscal year.

         Investing activities, other than purchases of short-term investments, consisted of property and equipment purchases and, in fiscal 1995, the purchase of the Voyager product line from MCT. Investing activities used net cash of $13.3 million, $16.7 million and $18.3 million in fiscal 1993, 1994 and 1995, respectively. The purchase of securities pledged as collateral under the Company's San Jose facility leases used $7.7 million of cash in fiscal 1994, and the termination in fiscal 1995 of the leases (see below) provided $7.7 million in cash. Net purchases of short-term investments used $7.9 million and $2.1 million of cash in fiscal 1993 and 1994, respectively, and net sales of short-term investments provided $10.1 million in fiscal 1995. During 1995, the Company purchased its general operating facilities and land for $8.6 million and purchased evaluation and test equipment associated with new products totalling approximately $6.2 million.

         Financing activities provided net cash of $18.4 million, $13.7 million and $23.6 million in fiscal 1993, 1994 and 1995, respectively. The Company's initial public offering of its common stock in May 1993 provided $23.9 million in fiscal 1993. The Company used $3.4 million from the proceeds of its initial public offering to pay $1.6 million on its working capital lines of credit and $1.8 million of equipment notes payable during fiscal 1993. A second public offering of common stock in October 1994 provided $13.6 million in fiscal 1994. The Company borrowed a total of $22.4 million during fiscal 1995 under its working capital lines of credit, a new $5.5 million real estate mortgage and $6.9 million in equipment financing.

         At August 31, 1995, the Company's cash, cash equivalents and short-term investments were $11.6 million, compared to $29.5 million at August 31, 1994. The decrease primarily reflects the cash used to acquire the Voyager from MCT and to fund operations during fiscal 1995. The Company maintains a $10.0 million bank line of credit which expires in January 1996. The agreement provides for borrowings not to exceed 80% of eligible domestic accounts receivable. The Company also maintains an additional $5.0 million line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings not to exceed 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables. Borrowings under these lines bear interest at prime (8.75% at August 31, 1995) plus 1.0% and 0.5% for the domestic and export lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, quarterly profitability, minimum amounts of tangible net worth, a minimum ratio of current assets to current liabilities, and a maximum ratio of indebtedness to net worth. The credit agreements also preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At August 31, 1995, the Company had borrowed $10.0 million under these lines of credit.

         During August, 1995, the Company entered into two agreements for additional working capital. The Company entered into a four-year, $1.9 million loan agreement to finance certain of the Company's testers used for customer demonstrations. The loan bears interest at 8.4%. The Company also obtained a four-year, $5.0 million loan secured by substantially all of the Company's previously unencumbered fixed assets and bearing interest at approximately 9.5% and payable in forty eight equal monthly installments. Each of these agreements contains cross-default provisions with the Company's bank lines of credit.

         On August 25, 1995, the Company purchased its general operating facilities and land in San Jose that was previously leased for $8.6 million.
As a result of the transaction, the Company removed certain restrictions on $7.7 million of cash which was pledged as collateral under the first-loss guarantee of the terminated operating lease. The Company used approximately $3.3 million of the cash and a $5.5 million mortgage, secured by the property to acquire the land and building and to pay associated transaction fees. The mortgage loan bears interest at a rate of 8.125% per annum and is payable in 59 monthly installments of approximately $50,000 with a $4.6 million balloon payment in the final month. sam

         As of August 31, 1995, the Company had net working capital of approximately $44.9 million, including $31.4 million of accounts receivable and $38.1 million of inventories. The Company believes that because of the relatively long manufacturing cycle of its testers, and due to lengthening vendor lead times on certain critical components used in the manufacture of the Company's products, the Company's investment in inventories will continue to represent a significant portion of working capital.

         The Company's principal sources of liquidity as of August 31, 1995 consisted of approximately $11.6 million of cash and cash equivalents and $5.0 million of borrowings available under its domestic line of credit. The Company's liquidity is affected by many factors, including internal factors associated with normal, on-going operations, and external factors related to market dynamics and global economies. Although the Company's cash requirements will fluctuate based on the nature, timing, and extent of these factors, the Company believes that its cash flow from operations together with its cash, cash equivalents and available credit will be sufficient to meet both working capital and capital expenditure requirements throughout fiscal 1996.

FUTURE OPERATING RESULTS

         The Company's future revenues and operating results could fluctuate significantly from quarter to quarter due to a combination of factors, including the mix between and configuration of memory and logic testers sold in a particular quarter. Given the relatively large selling price of the Company's testers, sales of a limited number of testers account for a substantial portion of revenues in any particular quarter and a single transaction could therefore have a significant impact on revenues and gross margins for that quarter. The Company's backlog at the beginning of each quarter generally does not include orders for all tester sales needed to achieve the Company's objectives for that quarter. Consequently, the Company depends on obtaining orders for shipment in the same quarter that the purchase order is received. Furthermore, a substantial portion of the Company's net revenues have historically been realized near the end of the quarter. Accordingly, the failure to receive anticipated orders or delays in shipments, particularly those related to Polaris or Vega logic testers, near the end of a quarter, due, for example, to unanticipated customer delays or cancellations or to manufacturing difficulties experienced by the Company or delays in deliveries by suppliers, may cause quarterly net revenues to fall significantly short of the Company's objectives, which would adversely affect the Company's operating results.

         The Company experienced significant quarterly fluctuations in its net revenues in prior fiscal years. The Company believes that such fluctuations in part reflect capital equipment buying patterns in the IC industry. In particular, the Company experienced reduced order levels in the first five months of fiscal 1995, which had an adverse effect on operating results in the first half of fiscal 1995. There can be no assurance that such an order weakness will not recur or that such a weakness will not materially and adversely affect future revenues and operating results.

         The markets served by the Company are characterized by rapid technological change, intense competition, increasingly precise customer specifications and global service requirements. The Company's future success will depend in part on its ability to meet these inherent challenges and maintain a competitive advantage in both the products and services it provides. The need for continued investment in research and development, for capital requirements and for extensive ongoing customer service and support capability worldwide result in significant fixed costs which will be difficult to reduce in the event that the Company does not meet its operating objectives, as was the case in the first half of fiscal 1995. The Company's future results may be affected by the actions of existing or future competitors, including the development of new technologies, new product introductions and intensified price-based competition. In addition, adverse changes in general economic conditions (both foreign and domestic), the availability of needed components and fluctuations in foreign exchange rates may also affect the Company's future operating results.

         The Company may in the future pursue acquisitions of complementary product lines or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt and amortization expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired Company. In the event that such an acquisition does occur, no assurance can be given as to the effect thereof on the Company's business or operating results.

         Based on the factors described above, recent operating results should only be one input in evaluating the future financial performance of the Company.

         In March, 1995, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which is effective for financial statements for fiscal years beginning after December 15, 1995. Management does not believe that adoption of SFAS 121 will have a significant impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

         Report of Price Waterhouse LLP, Independent Accountants  . . . . . . . . . .       19
         Report of Deloitte & Touche LLP, Independent Auditors  . . . . . . . . . . .       20
         Consolidated Balance Sheets at August 31, 1995 and 1994  . . . . . . . . . .       21
         Consolidated Statements of Operations for the years ended
             August 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .       22
         Consolidated Statements of Stockholders' Equity for the
             years ended August 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .       23
         Consolidated Statements of Cash Flows for the years ended
             August 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .       24
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .       25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Megatest Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Megatest Corporation and its subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective September 1, 1993.


PRICE WATERHOUSE LLP


San Jose, California
September 20, 1995

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Megatest Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Megatest Corporation and its subsidiaries for the year ended August 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Megatest Corporation and its subsidiaries for the year ended August 31, 1993 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Jose, California
September 21, 1993

                              MEGATEST CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                                     ASSETS

                                                                                       AUGUST 31,
                                                                            -------------------------------
                                                                               1995                 1994
                                                                               ----                 ----
Current assets:
  Cash and cash equivalents                                                 $  11,609            $  19,404
  Short-term investments                                                           --               10,069
  Accounts receivable, less allowances of $261 and $262                        31,386               23,064
  Inventories                                                                  38,116               23,531
  Deferred taxes                                                                3,852                3,532
  Prepaid expenses and other current assets                                     1,618                  668
                                                                            ---------            ---------
         Total current assets                                                  86,581               80,268
Property and equipment--net                                                    28,882               12,122
Restricted investments                                                             --                7,659
Other assets                                                                    3,395                1,034
                                                                            ---------            ---------
                                                                            $ 118,858            $ 101,083
                                                                            =========            =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                             $  10,000            $      --
  Current portion of long-term obligations                                      1,657                   66
  Accounts payable and accrued liabilities                                     26,659               18,075
  Income taxes payable                                                          1,655                4,198
  Customer advances and deferred revenues                                       1,751                2,083
                                                                            ---------            ---------
         Total current liabilities                                             41,722               24,422
                                                                            ---------            ---------
Long-term obligations                                                          11,728                  414
                                                                            ---------            ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value: 5,000 shares authorized;
    no shares outstanding                                                          --                   --
  Common stock, $0.001 par value: 20,000 shares authorized;
    7,422 and 7,171 shares outstanding                                              7                    7
  Additional paid-in capital                                                   82,007               80,656
  Accumulated deficit                                                         (16,606)              (4,416)
                                                                            ---------            ---------
         Total stockholders' equity                                            65,408               76,247
                                                                            ---------            ---------
                                                                            $ 118,858            $ 101,083
                                                                            =========            =========


   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                               YEAR ENDED AUGUST 31,
                                                                    ------------------------------------------
                                                                      1995             1994             1993
                                                                      ----             ----             ----
Product sales                                                       $ 97,459        $  99,441        $  77,818
Development revenues                                                      --              850              587
                                                                    --------        ---------        ---------
         Net revenues                                                 97,459          100,291           78,405
                                                                    --------        ---------        ---------
Cost of sales                                                         59,537           56,196           44,065
Engineering and product development                                   20,158           15,878           12,205
Selling, general and administrative                                   21,364           18,069           16,032
Write-off of acquired in-process technology                            8,837               --               --
                                                                    --------        ---------        ---------
         Total costs and expenses                                    109,896           90,143           72,302
                                                                    --------        ---------        ---------
Income (loss) from operations                                        (12,437)          10,148            6,103
Interest income                                                          578            1,433              225
Interest expense                                                        (571)            (118)            (364)
Other expense                                                           (174)              --               --
                                                                    --------        ---------        ---------
Income (loss) before income taxes and cumulative effect
  of accounting change                                               (12,604)          11,463            5,964
(Provision) benefit for income taxes                                     414           (2,364)            (685)
                                                                    --------        ---------        ---------
Income (loss) before cumulative effect of accounting change          (12,190)           9,099            5,279
Cumulative effect of change in accounting for income taxes                --            1,700               --
                                                                    --------        ---------        ---------
Net income (loss)                                                   $(12,190)       $  10,799        $   5,279
                                                                    ========        =========        =========
Per share data:
  Income (loss) before cumulative effect of accounting change       $  (1.69)       $    1.26       $     1.11
  Cumulative effect of change in accounting for income taxes              --             0.24               --
                                                                    --------        ---------        ---------
  Net income (loss)                                                 $  (1.69)       $    1.50       $     1.11
                                                                    ========        =========        =========

Average common and common equivalent shares outstanding                7,230            7,204            4,752
                                                                    ========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         CONVERTIBLE
                                       PREFERRED STOCK       COMMON STOCK     ADDITIONAL
                                       ----------------    ----------------    PAID-IN    ACCUMULATED
                                       SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL      DEFICIT       TOTAL
                                       ------    ------    ------    ------   ----------  -----------   --------
Balances, September 1, 1992             4,631     $  5      2,605     $ 3       $43,018    $(20,494)    $ 22,532
Sale of common stock                                        2,216       2        23,914                   23,916
Conversion of preferred stock into
  common stock                         (4,631)      (5)     1,211       1             4                       --
Exercise of stock options                                     101      --            86                       86
Net income                                                                                    5,279        5,279
                                       ------     ----      -----     ---       -------    --------     --------
Balances, August 31, 1993                  --       --      6,133       6        67,022     (15,215)      51,813
Sale of common stock                                          983       1        13,574                   13,575
Exercise of stock options and warrant                          55      --            60                       60
Net income                                                                                   10,799       10,799
                                       ------     ----      -----     ---       -------    --------     --------
Balances, August 31, 1994                  --       --      7,171       7        80,656      (4,416)      76,247
Employee Stock Purchase Plan                                   93      --           491                      491
Exercise of stock options                                     158      --           272                      272
Income tax benefit from exercise of
  stock options                                                                     588                      588
Net loss                                                                                    (12,190)     (12,190)
                                       ------     ----      -----     ---       -------    --------     --------
Balances, August 31, 1995                  --     $ --      7,422     $ 7       $82,007    $(16,606)    $ 65,408
                                       ======     ====      =====     ===       =======    ========     ========



   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED AUGUST 31,
                                                                         --------------------------------------
                                                                            1995          1994           1993
                                                                            ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(12,190)       $ 10,799      $  5,279
Reconciliation to net cash provided by (used for) operating
    activities:
    Depreciation and amortization                                          4,612           3,142         2,258
    Cumulative effect of change in accounting for income taxes                --          (1,700)           --
    Provision for deferred income taxes                                      223          (2,375)           --
    Provision for bad debts                                                   (1)            112            --
    Write-off of acquired in-process technology                            8,837              --            --
    Changes in:
        Accounts receivable                                               (8,321)         (4,885)       (4,845)
        Inventories                                                       (8,924)         (8,368)         (304)
        Prepaid expenses and other current assets                           (950)           (427)           52
        Accounts payable and accrued liabilities                           6,484           5,088         2,015
        Income taxes payable                                              (2,543)          3,570           392
        Customer advances and deferred revenues                             (332)            679           367
        Other                                                                 --            (525)          110
                                                                        --------        --------      --------
Net cash provided by (used for) operating activities                     (13,105)          5,110         5,324
                                                                        --------        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tester product line and related technology                (13,897)             --            --
Property and equipment purchases                                         (20,160)         (6,750)       (5,393)
(Purchases) sales of restricted investments                                7,659          (7,659)           --
Purchases of short-term investments                                           --         (27,975)       (7,942)
Proceeds from sale of short-term investments                              10,069          25,848            --
Investment in equity securities                                           (1,500)             --            --
Other assets, net                                                           (456)           (147)           (1)
                                                                        --------        --------      --------
Net cash used for investing activities                                   (18,285)        (16,683)      (13,336)
                                                                        --------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit                              10,000              --        (3,500)
Additions to long-term obligations                                        12,350             145         1,420
Reductions in long-term obligations                                           --             (81)       (3,509)
Sale of common stock                                                       1,351          13,635        24,002
Debt issuance costs                                                         (106)             --            --
                                                                        --------        --------      --------
Net cash provided by financing activities                                 23,595          13,699        18,413
                                                                        --------        --------      --------
Net increase in cash and cash equivalents                                 (7,795)          2,126        10,401

CASH AND CASH EQUIVALENTS:
Beginning of period                                                       19,404          17,278         6,877
                                                                        --------        --------      --------
End of period                                                           $ 11,609        $ 19,404      $ 17,278
                                                                        ========        ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Net cash paid during the year for:
    Interest                                                            $    474        $     79      $    405
    Taxes                                                                  1,558             847           236


   The accompanying notes are an integral part of these financial statements.

                              MEGATEST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

  Line of business

         Megatest designs, manufactures, markets and services automatic test equipment for the integrated circuit ("IC") industry. Megatest currently offers four product lines, one for testing memory ICs and three for testing logic ICs.

  Principles of consolidation

         The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Fiscal period

         The Company uses a 52-53 week fiscal year ending on the last Saturday in August. The Company's fiscal years in the accompanying financial statements have been shown as ending on August 31. Fiscal years 1995, 1994 and 1993 each include 52 weeks.

  Cash equivalents and short-term investments

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Short-term investments at August 31, 1994 include commercial paper and T-bills purchased with a maturity of twelve months or less.

  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property and equipment

         Property and equipment are stated at cost. Depreciation on equipment, furniture and fixtures is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years. Leasehold improvements are amortized over the shorter of the useful life or the lease term. The building is being depreciated over fifteen years.

  Revenue recognition

         Product sales are recognized upon shipment and are recorded net of related trade discounts and estimated allowances. The Company provides for installation and normal warranty costs at the time the sales are recognized and, if applicable, for any significant cost to enhance the functionality and reliability of the installed base when such need becomes known. Revenues from development contracts are recognized over the term of the contracts based on the relation of actual costs incurred to the total estimated cost for completion. Revenues from service contracts are recognized ratably over the service period.

                              MEGATEST CORPORATION

  Income taxes

         Effective September 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.
The cumulative effect of adopting FAS 109 resulted in a one-time credit to net income of $1,700 or $0.24 per share and is reported separately in the consolidated statement of operations.

  Net income per share

         Net income per share is computed using the weighted average number of common shares plus common stock equivalent shares from dilutive stock options.

Translation of foreign currency

         The Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, except for inventories and property and equipment, which are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the year, except for costs related to those balance sheet items which are translated at historical rates. Foreign currency transaction gains and losses are included in income as they occur.

  Concentration of credit risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable.

         The Company invests in a variety of financial instruments such as certificates of deposit, commercial paper, municipal debt and U.S. Government agency debt. The Company, by policy, limits the amount of credit exposures to any one financial institution or commercial issuer.

         The Company sells its systems to semiconductor manufacturers and manufacturers of computers and other electronic systems throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

NOTE 2.  INVENTORIES:

                                                                                          AUGUST 31,
                                                                                 -------------------------
                                                                                    1995            1994
                                                                                    ----            ----
Purchased parts                                                                  $ 11,812         $  5,705
Assemblies in process                                                              13,888            8,285
Finished goods                                                                     12,416            9,541
                                                                                 --------         --------
                                                                                 $ 38,116         $ 23,531
                                                                                 ========         ========

                              MEGATEST CORPORATION

NOTE 3.  PROPERTY AND EQUIPMENT:

                                                                                          AUGUST 31,
                                                                                 -------------------------
                                                                                    1995            1994
                                                                                    ----            ----
Land and buildings                                                               $  8,600         $     --
Computer and test equipment                                                        26,966           18,064
Leasehold improvements                                                              3,514            1,227
Furniture and fixtures                                                                625              568
                                                                                 --------         --------
                                                                                   39,705           19,859
Accumulated depreciation and amortization                                         (10,823)          (7,737)
                                                                                 --------         --------
                                                                                 $ 28,882         $ 12,122
                                                                                 ========         ========

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                          AUGUST 31,
                                                                                 -------------------------
                                                                                    1995            1994
                                                                                    ----            ----
Accounts payable                                                                 $ 17,077         $  9,037
Accrued salaries and benefits                                                       4,759            3,972
Accrued installation and warranty costs                                             3,023            2,900
Other accrued liabilities                                                           1,800            2,166
                                                                                 --------         --------
                                                                                 $ 26,659         $ 18,075
                                                                                 ========         ========

NOTE 5.  PRODUCT LINE ACQUISITION:

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

         The acquisition of the Voyager has been accounted for as a purchase and, accordingly, the results of operations and cash flows of the Voyager have been included only from the date of acquisition. Excluding the one-time write-off of in-process technology of $8,837, the results of operations for the Voyager from the date of acquisition through August 31, 1995 increased Megatest's loss from operations by approximately $2,400. The total purchase price of the acquisition was as follows:

                          Cash paid to MCT                          $  12,800
                          Other acquisition costs                       1,097
                                                                    ---------
                                                                    $  13,897
                                                                    =========

                              MEGATEST CORPORATION

         The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on an independent appraisal. A final allocation of the purchase price will be determined when matters relating to the escrow deposit are settled. The preliminary purchase price allocation is summarized as follows:

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
                                                                    ========

         The in-process technology was charged to income during the quarter ended November 30, 1994. Unaudited proforma combined net revenues of the Company and the Voyager for the years ended August 31 1995 and 1994 were $100,652 and $111,261, respectively. Proforma combined net income (loss) and proforma combined net income (loss) per share were not materially different from the amounts reported in the accompanying statement of operations. In addition, the Company purchased 315,790 shares of MCT's nonvoting Series A Preferred Stock at a price of $4.75 per share for a total of $1,500 cash on November 23, 1994. The investment in equity securities is recorded at fair market value, which approximates its cost, and is included in other assets at August 31, 1995.

NOTE 6.  NOTES PAYABLE:

         The Company maintains a $10,000 domestic bank line of credit which expires in January 1996. The line of credit agreement provides for borrowings up to the lesser of 80% of eligible domestic accounts receivable or the $10,000 committed credit amount. In addition, the Company maintains an additional $5,000 line of credit guaranteed by the Export-Import Bank of the United States to support export sales. This agreement provides for borrowings up to the lesser of 90% of eligible foreign accounts receivable plus 70% of eligible inventory to support such receivables, or the $5,000 committed credit amount. Borrowings under these lines bear interest at prime (8.75% at August 31, 1995) plus 1.0% and 0.5% for the domestic and export lines of credit, respectively, and are collateralized by a security interest in substantially all of the Company's previously unencumbered tangible and intangible assets. The terms of the credit agreements require, among other terms, quarterly profitability, minimum amounts of tangible net worth, a minimum ratio of current assets to current liabilities, and a maximum ratio of indebtedness to net worth. The credit agreements preclude the Company from taking certain actions without prior bank approval. Transactions subject to such prohibition include the declaration of cash dividends, certain significant asset acquisitions or dispositions, incurrence of certain additional indebtedness, and changing the nature of the Company's business. At August 31, 1995, the Company had borrowed $10,000 under these lines of credit.

                              MEGATEST CORPORATION

NOTE 7.  LONG-TERM OBLIGATIONS:

         Long-term obligations at August 31, 1995 and 1994 are as follows:

                                                                          August 31,
                                                                    ---------------------
                                                                      1995         1994
                                                                    ---------    --------
                 Mortgage on land and building                      $  5,450           --
                 Notes payable                                         6,900           --
                 Other                                                 1,035          480
                                                                    --------     --------
                                                                      13,385          480
                 Less: current portion of long-term obligations       (1,657)         (66)
                                                                    --------     --------
                 Long-term obligations                              $ 11,728          414
                                                                    ========     ========


         In conjunction with the Company's purchase of general operating facilities and land in San Jose, California in August 1995, the Company entered into a $5,450 mortgage agreement. The mortgage loan is secured by the property purchased. The mortgage loan bears interest at approximately 8.125% per annum and is payable in 59 monthly installments of approximately $50 with a $4,550 balloon payment due on August 31, 2000, the maturity date of the loan.

        During August 1995 the Company issued a $5,000 promissory note secured by certain capital equipment of the Company. The note is payable in 48 monthly installments including interest of approximately 9.5% per annum. In addition, in August 1995 the Company entered into a four-year $1,900 loan agreement secured by certain of the Company's testers used for customer demonstrations. The agreement bears interest at approximately 8% per annum and is payable in equal monthly installments of $39 and a $380 balloon payment due on the maturity date of the loan.

         In connection with the above-noted borrowing arrangements, the Company must comply with certain financial covenants relating to profitability, liquidity, leverage and tangible net worth.

         Maturities of long-term obligations are as follows:

              August 31,
              ----------
                 1996                                                        $  1,657
                 1997                                                           1,765
                 1998                                                           1,902
                 1999                                                           2,049
                 2000                                                           6,012
                                                                             --------
                 Total                                                       $ 13,385
                                                                             ========

                              MEGATEST CORPORATION

NOTE 8.  INCOME TAXES:

         Income before taxes and cumulative effect of accounting change has been primarily generated in the United States. The components of the provision for income taxes were as follows:

                                                                                 YEAR ENDED AUGUST 31,
                                                                         ----------------------------------
                                                                            1995        1994         1993
                                                                            ----        ----         ----
Current:
  U.S.                                                                   $ (1,291)     $ 3,956      $   333
  Foreign                                                                     408           84          120
  State                                                                       246          699          232
                                                                         --------      -------      -------
                                                                             (637)       4,739          685
                                                                         --------      -------      -------
Deferred:
  U.S.                                                                        223       (2,308)          --
  Foreign                                                                      --           --           --
  State                                                                        --          (67)          --
                                                                         --------      -------      -------
                                                                              223       (2,375)          --
                                                                         --------      -------      -------
Provision for income taxes                                               $   (414)     $ 2,364      $   685
                                                                         ========      =======      =======


         The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                                                 YEAR ENDED AUGUST 31,
                                                                         ----------------------------------
                                                                            1995        1994         1993
                                                                            ----        ----         ----
Tax provision at U.S. statutory rate                                      $(4,285)     $ 4,012      $ 2,028
State income taxes, net of federal benefit                                   (267)         632          153
R&D credits                                                                  (646)          --           --
Increase in valuation allowance                                             4,671           --           --
Reduction in valuation allowance, including utilization of
    net operating loss carryforwards of $1,596                                 --       (3,356)          --
Utilization of net operating loss carryforwards                                --           --       (1,560)
Other                                                                         113        1,076           64
                                                                          -------      -------      -------

Provision for income taxes                                                $  (414)     $ 2,364      $   685
                                                                          =======      =======      =======

         The components of the net deferred income tax asset under FAS 109 are as follows:

                                                                              AUGUST 31,          AUGUST 31,
                                                                                 1995                1994
                                                                                 ----                ----
Inventory reserves                                                             $  4,213           $  2,950
Federal and state loss and credit carryforwards                                   5,074              4,840
In-process research and development                                               3,374                 --
Other asset valuation reserves                                                      264                214
Employee benefit accruals                                                           455                389
Warranty and installation accruals                                                1,015              1,106
Other                                                                               322                422
                                                                               --------           --------
Gross deferred tax assets                                                        14,717              9,921
                                                                               --------           --------
Depreciation                                                                       (850)              (713)
                                                                               --------           --------
Deferred tax assets valuation allowance                                         (10,015)            (5,133)
                                                                               --------           --------
                                                                               $  3,852           $  4,075
                                                                               ========           ========

                              MEGATEST CORPORATION

         At August 31, 1995, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $7,262 and $1,755, respectively, and net operating loss and credit carryforwards for state income tax purposes of $3,950 and $604, respectively. These carryforwards, if not utilized to offset future federal taxable income and income taxes payable, will expire in the years 1999 through 2005.

         In connection with adopting FAS 109, management fully reserved net deferred tax assets that may be realized beyond one year after the date of adoption because of the uncertainty regarding their realization. At the end of each quarter of fiscal 1995 and 1994, management again fully reserved deferred tax assets which may be realized beyond the ensuing twelve-month period because of the uncertainty regarding their realization. The change in the valuation allowance attributable to these quarterly reassessments regarding future taxable income aggregated $1,070 in fiscal 1995 and $1,534 in fiscal 1994. The deferred tax assets valuation allowance at August 31, 1995 and 1994 is attributed to U.S. federal and state deferred tax assets. The Company had $13,867 and $9,208 of net deferred tax assets in the U.S. at August 31, 1995 and 1994, respectively. Management believes sufficient uncertainty exists such that a valuation allowance of $10,015 and $5,133 against those net deferred tax assets is required at August 31, 1995 and 1994, respectively. When these reserved deferred tax assets are recognized, they will reduce the Company's federal and state tax provisions, except for approximately $1,135 related to the tax benefit of stock options, which will be credited directly to additional paid-in capital.

         Under Section 382 of the Internal Revenue Code and the Regulations issued thereunder, the Company's ability to use its net operating loss and tax credit carryforwards are limited to approximately $3,000 per year as a result of an "ownership change" in fiscal 1994.

NOTE 9.  STOCKHOLDERS' EQUITY:

         In May and June 1993, the Company sold 2,216 shares of common stock in its initial public offering with proceeds to the Company of $23,916, net of underwriting discounts and offering expenses of $2,681. In connection with such offering, all shares of convertible preferred stock converted into 1,211 shares of common stock. In October 1993, the Company sold an additional 983 shares in a second public offering with proceeds to the Company of $13,575 net of underwriting discounts and offering expenses of $1,409.

         Under the Company's stock option plans, options may be granted to employees, consultants and non-employee directors to purchase shares of common stock at prices not less than the fair market value at the date of grant. Options generally become exercisable as determined by the Board of Directors and expire up to ten years after the grant date. At August 31, 1995, options to purchase 126 shares of common stock were exercisable and 851 shares were available for future option grants. Additional information with respect to stock options follows:

                                                                                NUMBER OF
                                                                                  SHARES           PRICE PER
                                                                              UNDER OPTIONS          SHARE
                                                                              -------------          -----
Outstanding, September 1, 1992                                                        356        $0.04  - $8.00

Granted                                                                                34         4.00  - 21.25
Exercised                                                                            (101)        0.04  -  4.00
Canceled                                                                               (9)        0.04  -  4.00
                                                                                 --------
Outstanding, August 31, 1993                                                          280         0.04  - 21.25

Granted                                                                               351        13.25  - 21.75
Exercised                                                                             (53)        1.00  - 10.00
Canceled                                                                              (39)        1.00  - 21.25
                                                                                 --------
Outstanding, August 31, 1994                                                          539         0.04  - 21.25

Granted                                                                               460         6.25  - 20.50
Exercised                                                                            (158)        0.04  - 15.00
Canceled                                                                             (146)        0.04  - 21.75
                                                                                ---------
Outstanding, August 31, 1995                                                          695         1.00  - 21.75
                                                                                =========

         The Company has an employee stock purchase plan covering most U.S. employees. Under the plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at 85% of the stock's fair market value at the beginning or end of each six-month offering period. During fiscal 1995, 93 shares were purchased under this plan.

         At August 31, 1995, the Company had reserved shares of common stock for issuance as follows:

           Issuance under stock option plans                                                     1,546
           Issuance under stock purchase plan                                                      407
                                                                                               -------
                                                                                                 1,953
                                                                                               ======

NOTE 10.  EMPLOYEE BENEFIT PLAN:

         Substantially all full-time employees are entitled to participate in the Company's Retirement Savings Plan (401(k) Plan). The Company is not required to contribute, nor has it contributed, to the Plan.

NOTE 11.  COMMITMENTS AND CONTINGENCIES:

        In August 1995, the Company terminated its leases for general operating facilities and land in San Jose, CA. As a result, certain restrictions were removed on $7,659 of investments which were previously used as collateral under the first-loss clause of the terminated leases.

                              MEGATEST CORPORATION

         The Company leases certain facilities under operating leases for terms of up to five years. Rent is expensed on a straight line basis over the term of each lease. Future minimum commitments under all operating leases at August 31, 1995 are as follows:

         Fiscal year ending August 31:
                 1996                                                        $    618
                 1997                                                             508
                 1998                                                             380
                 1999                                                             344
                 2000                                                             239
                                                                             --------
                          Total                                              $  2,089
                                                                             ========

         Rent expense was $960, $953 and $1,626 in fiscal 1995, 1994 and 1993, respectively.

         On March 27, 1995, Credence Systems Corporation ("Credence") named the Company as a defendant in a patent infringement lawsuit originally filed by Credence against MCT in the U.S. District Court for the Northern District of California (the "Court"). The suit alleges that the Company's manufacture and sale of certain Voyager assets acquired by the Company from MCT infringe a U.S. patent held by Credence. On April 24, 1995, the Company filed with the Court a counterclaim against Credence for a declaratory judgment that the Credence patent is invalid and unenforceable, and that the manufacture and sale of Voyager assets do not infringe the Credence patent. Although the outcome of any litigation is uncertain, the Company believes that the resolution of such matter will not have a material adverse effect on the Company's operating results or financial condition.

         As is typical in its industry, the Company has at times been notified of claims that it may be infringing patents issued to others. Historically, the Company has been able to negotiate licenses on terms which it believes are reasonable. No assurance can be given that infringement claims by third parties in the future will not materially and adversely affect the Company's business and operating results.

NOTE 12.  REVENUE INFORMATION:

         A significant portion of the Company's revenues are derived from sales to a limited number of large IC manufacturers. Three customers accounted for 25%, 19% and 14% (aggregating to 58%) of net revenues in fiscal 1995, four customers accounted for 34%, 15%, 11% and 11% (aggregating to 71%) of net revenues in fiscal 1994 and four customers accounted for 27%, 20%, 10% and 10% (aggregating to 67%) of net revenues in fiscal 1993. Accounts receivable from the major customers at August 31, 1995 and 1994 represented 57% and 55% of the total accounts receivable, respectively.

         Export sales were 58%, 52% and 42% of net revenues in fiscal 1995, 1994 and 1993, respectively, including sales to Europe (3%, 5% and 5%) and to the Far East (55%, 47% and 37%).

NOTE 13.  DEVELOPMENT ARRANGEMENTS:

         Beginning in fiscal 1988, the Company entered into a series of development contracts, primarily with IBM, for partial funding related to the development of the Company's Polaris logic tester and certain customer-specific applications for this product. The Company recognized development revenues of $850 and $587 in fiscal 1994 and 1993, respectively, under these contracts. Related development costs were $185 and $197 in fiscal 1994 and 1993, respectively. Such costs were included in engineering and product development expense.

                              MEGATEST CORPORATION

NOTE 14.  SUBSEQUENT EVENT:

         On September 5, 1995, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Teradyne, Inc. ("Teradyne") and M Merger Corp., a Delaware corporation and wholly owned subsidiary of Teradyne ("Merger Sub"). Pursuant to the Merger Agreement, and upon the satisfaction of all closing conditions, Merger Sub will merge (the "Merger") with and into Megatest, and Megatest will become a wholly-owned subsidiary of Teradyne.

         Upon the closing of the Merger each outstanding share of Megatest common stock will be converted into the right to receive 0.9091 shares of Teradyne common stock, subject to the following adjustment (.9091 shares, as adjusted, the "Exchange Ratio"): (i) if the Final Teradyne Stock Price (as defined below) is equal to or less than $36.00 per share, no adjustment to the Exchange Ratio shall be made; (ii) if the Final Teradyne Stock Price is greater than $36.00 per share then the Exchange Ratio shall be adjusted pursuant to the following formula:

                                      1
Exchange Ratio  =  ----------------------------------------
                   (Final Teradyne Stock Price x .02) + .38

but in no event will the Exchange Ratio be greater than .9091 or less than
 .8333. "Final Teradyne Stock Price" shall mean the average of the closing prices of Teradyne common stock for the twenty consecutive days on which Teradyne common stock is traded on The New York Stock Exchange ending on the fifth calendar day immediately preceding the Special Meeting of Megatest stockholders held for the purpose of approving the Merger.

         The closing of the transaction is subject to certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and approval by Megatest's stockholders. The transaction is expected to be accounted for as a pooling-of-interests.


NOTE 15.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                             Fiscal Quarter
                                            --------------------------------------------        Total
                                            First       Second         Third      Fourth        Year
                                            -----       ------         -----      ------        -----
1995:
Net revenues                               $12,202      $18,247       $28,941     $38,069      $ 97,459
Gross Profit                                 4,089        5,324        12,165      16,344        37,922
Net income (loss)                          (12,466)      (3,628)          792       3,112       (12,190)
Net income (loss) per share                 $(1.74)     $ (0.51)      $  0.11     $  0.41      $  (1.69)


1994:
  Net revenues                             $22,447      $23,291       $27,009     $27,544      $100,291
  Gross profit                              10,402       10,471        11,090      12,132        44,095
  Income before cumulative effect
    of accounting change                     1,778        2,091         2,531       2,699         9,099
  Net income                                 3,478        2,091         2,531       2,699        10,799
  Income before cumulative effect
    of accounting change per share         $  0.26      $  0.29       $  0.34     $  0.37      $   1.26
  Net income per share                        0.51         0.29          0.34        0.37          1.50

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The directors of the Company, and their ages at October 20, 1995, are as follows:

                                                                                                      DIRECTOR
         NAME                    AGE                           POSITION                                 SINCE
         ----                    ---                           --------                                 -----
John E. Halter  . . . . . . .    62   President, Chief Executive Officer and Chairman of the
                                        Board of the Company                                            1990
James W. Bagley                  56   Vice Chairman of Applied Materials, Inc.                          1986
Stephen J. Bisset . . . . . .    44   Director,  TouchPad Business for Logitech, Inc.                   1975
Winston H. Chen, Ph.D.  . . .    54   Chairman of the Paramitas Foundation                              1994
David A. Hodges . . . . . . .    58   Professor and Dean of the College of Engineering at
                                        University of California, Berkeley                              1994
Steven J. Sharp . . . . . . .    54   President, Chief Executive Officer and Chairman of
                                        the Board of TriQuint Semiconductor                             1987


         JOHN E. HALTER joined the Company in June 1990 as President, Chief Executive Officer and Chairman of the Board. From 1987 to 1990, Mr. Halter served as Senior Vice President of Operations for the technology industries sector of General Signal Corporation. From 1985 to 1987, he served as group executive of General Signal's semiconductor equipment group. Prior to joining General Signal, Mr. Halter had spent over 20 years in the semiconductor industry.

         JAMES W. BAGLEY is Vice Chairman of Applied Materials, Inc., a manufacturer of wafer fabrication systems, where he has been employed since 1981. Mr. Bagley also serves as a member of the Board of Directors of Tencor Instruments, Kulicke & Soffa Industries, Inc. and Extraction Systems, Inc..

         STEPHEN J. BISSET co-founded the Company in 1975 and served as its President until 1990. Mr. Bisset has served as a director of the Company since its inception. Prior to his association with the Company, Mr. Bisset worked at Hewlett-Packard Company and Intel Corporation. From December 1990 to June 1993, Mr. Bisset served as a Senior Vice President of Synaptics, Inc., a manufacturer and developer of neural networks. Mr. Bisset currently serves as the Director, TouchPad Business for Logitech, Inc., a manufacturer of computer peripheral products.

         WINSTON H. CHEN, PH.D. has served as Chairman of the Paramitas Foundation since April 1994. Dr. Chen served as Chairman of the Board of Solectron Corporation ("Solectron"), an electronics manufacturing services Company, from September 1990 to March 1994, and served as President of Solectron from 1979 to 1990. Dr. Chen also serves as a member of the Board of Directors of Solectron and Intel Corporation.

         DAVID A. HODGES has served as Dean of the College of Engineering at University of California, Berkeley since July 1990. Mr. Hodges is a professor in the University's Department of Electrical Engineering and Computer Sciences and has been a member of the University's College of Engineering staff 1970. His current research emphasis is on semiconductor manufacturing. Mr. Hodges has served as a consultant to a number of technology companies. Mr. Hodges also serves as a member of the Board of Directors of the International Computer Science Institute.

         STEVEN J. SHARP has served as President and Chief Executive Officer of TriQuint Semiconductor, Inc., a manufacturer and developer of gallium arsenide integrated circuits, since September 1991. In May 1992, he became Chairman of the Board of Directors of TriQuint. From 1987 to September 1991, Mr. Sharp was an independent venture capitalist, and from 1985 to 1987, he was with Hambrecht & Quist Venture Capital Fund. Mr. Sharp also serves on the Board of Directors of a number of privately held companies.

    (b) The executive officers of the Company, and their ages at October 20, 1995, are as follows:

         NAME                            AGE                            POSITION
         ----                            ---                            --------
John E. Halter  . . . . . . . . . . .    62     President, Chief Executive Officer and Chairman of the Board
Paul W. Emery II  . . . . . . . . . .    54     Vice President, Finance and Chief Financial Officer
Fred Azad . . . . . . . . . . . . . .    49     Vice President of Engineering
Vickie K. Eckert  . . . . . . . . . .    45     Vice President of Business Process Improvement
Craig Z. Foster . . . . . . . . . . .    43     Vice President of Service and Corporate Development
Richard C. Carmichael . . . . . . . .    46     Vice President of Marketing
Timothy F. Moriarty . . . . . . . . .    34     Vice President of Worldwide Sales
Mark L. Siegel  . . . . . . . . . . .    57     Vice President of Operations

         See Item 10(a) of this Annual Report on Form 10-K for information regarding Mr. Halter.

         PAUL W. EMERY, II joined the Company in February 1995 as Vice President of Finance and Chief Financial Officer. From 1993 to 1995, Mr. Emery served as a management consultant. From 1989 to 1993, he served as President and Chief Executive Officer of System Industries, a supplier of mass storage systems for the computer industry. Prior to rejoining System Industries in 1989, Mr. Emery was a senior vice president with the Santa Cruz Operation. From 1984 to 1988, he served as Chief Operating Officer of System Industries.

         FRED AZAD joined the Company in 1993 as Vice President of Engineering. From 1991 to 1993, Mr. Azad served as Director of Engineering for the ATS Division of KLA Instruments, a semiconductor equipment supplier. For five years prior to joining KLA Instruments, he served as Director of Engineering for the Switches and Editors business units of Ampex Corporation, an electronics supplier.

         VICKIE K. ECKERT joined the Company in 1990 as the Company's Director of Quality Improvement, became Vice President of Quality Improvement and Information Services in 1992, and Vice President of Business Process Improvement in 1994. From 1989 to 1990, she served as Director of Quality Improvement at Wyse Technology, a manufacturer of microcomputer products. For 11 years prior to 1989, she served as Quality Manager at Xerox Corporation.

         CRAIG Z. FOSTER joined the Company in 1983 and became Vice President of Service and Corporate Development in 1992. From 1986 to 1992, Mr. Foster served as Vice President of Marketing and Service. He has also served as Applications Manager and Product Marketing Manager with the Company. Prior to joining Megatest, Mr. Foster held product engineering and management positions at Intel Corporation.

         RICHARD C. CARMICHAEL joined the Company in August 1995 and was appointed Vice President of the Marketing in September 1995. From 1991 to 1995, he served as Sales Manager and Vice President of Marketing for Credence Systems Corporation, a semiconductor automatic test equipment Company. Prior to joining Credence Systems, Mr. Carmichael was a sales manager for Tektronix, Inc.

         TIMOTHY F. MORIARTY joined the Company in 1985 and held various sales and sales management positions within the Company prior to his becoming Vice President of Worldwide Sales in June 1995. Prior to joining Megatest, Mr. Moriarty held various sales and marketing positions at Parallel Systems, Inc.

         MARK L. SIEGEL joined the Company in 1991 as Vice President of Operations. From 1988 to 1991, Mr. Siegel served as President of Semiconductor Systems, a subsidiary of General Signal. Prior to joining Semiconductor Systems, he held Vice President and Division General Manager positions at VLSI Technology, Inc. and Signetics Corporation.

    (c) There are no family relationships among the Company's directors and executive officers.

    (d) Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities Exchange Commission. Such executive officers, directors and 10% stockholders are also required by the Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or written representations from certain reporting persons that no filings were required for such persons, the Company believes that during the year ended August 31, 1995, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.


ITEM 11.     EXECUTIVE COMPENSATION

    (a) The following table sets forth all compensation received for services rendered to the Company in all capacities by the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Officers"), for the three fiscal years ended August 31, 1995:


                                                                                     Long-Term
                                                                                   Compensation
                                                                                      Awards
                                                                                   ------------
                                                         Annual Compensation         Number of
                                                       -----------------------         Shares
                                                                                    Underlying      All Other
      Name and Principal Position           Year       Salary (1)       Bonus         Options    Compensation (2)
      ---------------------------           ----       ----------     --------     ------------  ----------------
John E. Halter  . . . . . . . . . . .       1995        $255,769      $120,000             --             --
   President and Chief Executive            1994         255,400       167,500        125,000         $5,703
      Officer                               1993         254,824       150,000             --          3,383

Mark L. Siegel  . . . . . . . . . . .       1995         141,939        37,350          6,214             --
   Vice President of Operations             1994         137,169        40,000          8,000             --
                                            1993         131,169        85,000             --             --

Fred Azad (3) . . . . . . . . . . . .       1995         156,237        34,000         15,235             --
   Vice President of Engineering            1994         130,154        50,000         25,000             --
                                            1993              --            --             --             --

Timothy Moriarty (4)  . . . . . . . .       1995          70,654       137,829         25,000             --
   Vice President of Worldwide Sales        1994          70,000       105,587             --             --
                                            1993          65,819       113,080             --             --

Craig Z. Foster   . . . . . . . . . .       1995         125,091        33,750          6,188             --
   Vice President of Worldwide Sales        1994         116,250        40,000             --             --
                                            1993         109,843        50,000             --             --

Paul W. Emery, II . . . . . . . . . .       1995          86,154        39,150         40,000             --
   Vice President of Finance and            1994              --            --             --
       Chief Financial Officer(5)           1993              --            --             --             --


Donald R. May, III (6)  . . . . . . .       1995         132,326        78,274          5,175             --
   Former Vice President of                 1994          73,192        49,178         25,000             --
       Worldwide Sales                      1993              --            --             --             --

_____________________

(1) Includes amounts deferred at the election of the executive officer pursuant to the Company's 401(k) plan.
(2) Consists of premiums paid by the Company on term life insurance.
(3) Mr. Azad joined the Company in September 1993.
(4) Mr. Moriarty was named Vice President of Worldwide Sales in June 1995.
(5) Mr. Emery joined the Company in February 1995.
(6) Mr. May resigned from the Company in June 1995.

    (b) The following table sets forth certain information with respect to stock options granted to each of the Named Officers during the fiscal year ended August 31, 1995. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                          --------------------------------------------------------    AT ASSUMED ANNUAL RATES
                          NUMBER OF       % OF TOTAL                                       OF STOCK PRICE
                            SHARES         OPTIONS                                    APPRECIATION FOR OPTION
                          UNDERLYING      GRANTED TO      EXERCISE                              TERM
                           OPTIONS       EMPLOYEES IN      PRICE       EXPIRATION   --------------------------
 NAME                      GRANTED       FISCAL YEAR     PER SHARE        DATE           5%             10%
 ----                     ----------     ------------    ---------     ----------   -----------      ---------
 John E. Halter . . .        385(1)          0.1%          $ 6.25       01/03/00         $665         $1,469
 Mark L. Siegel . . .      6,000(2)          1.3            10.75       03/30/05       40,564        102,796
                             214(1)          0.1             6.25       01/03/00          370            817
 Fred Azad  . . . . .     15,000(2)          3.2            10.75       03/30/05      101,409        256,991
                             235(1)          0.1             6.25       01/03/00          406            897
 Timothy F. Moriarty      25,000(2)          5.4            14.38       06/22/05      226,088        572,950
 Craig Z. Foster  . .      6,000(2)          1.3            10.75       03/30/05       40,564        102,796
                             188(1)          0.0             6.25       01/03/00          325            717
 Paul W. Emery, II  .     40,000(1)          8.7             8.88       02/16/00       98,080        216,731
 Donald R. May, III .      5,000(2)          1.1            10.75       03/30/05       33,803         85,664
                             175(1)          0.0             6.25       01/03/00          302            668

(1) Option has a five-year term and vests ratably over four years at the rate of 1/16 of the shares subject to the option every three months.
(2) Option has a ten-year term and vests ratably over four years at the rate of 1/16 of the shares subject to the option every three months.


         (c) The following table provides information with respect to option exercises in fiscal 1995 by the Named Officers and the value of such officers' unexercised options at August 31, 1995:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SHARES
                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                           OPTIONS AT             IN-THE-MONEY OPTIONS AT
                        SHARES                          FISCAL YEAR-END             FISCAL YEAR END (2)
                     ACQUIRED ON     VALUE        --------------------------    ---------------------------
NAME                   EXERCISE   REALIZED (1)    EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                 -----------  ------------    -----------  -------------    -----------   -------------
John E. Halter . . .   111,950     $1,469,903        46,875         78,510         $398,435      $558,597
Mark L. Siegel . . .     4,750         76,240         9,000         14,214          186,750       137,317
Fred Azad  . . . . .        --             --         9,375         30,860           79,685       168,643
Timothy F. Moriarty         47            329            --         25,000               --       184,250
Craig Z. Foster  . .     3,126         57,456            --         17,751               --       186,346
Paul W. Emery, II  .        --             --         5,000         35,000           64,375       450,625
Donald R. May, III .     7,812         44,294            --         22,363               --       173,732

(1) Market value of underlying shares at the exercise date minus the exercise price.
(2) Value of unexercised options is based on the price of the last reported sales price of the Company's Common Stock on the Nasdaq National Market of $21.75 per share on August 25, 1995 (the last trading day for fiscal 1995) minus the exercise price.

    (d) The Company currently pays each nonemployee director: $1,000 for each Board of Directors meeting attended in person; $500 for each Board of Directors meeting attended by teleconference; and $500 for each meeting of a committee of the Board of Directors.

         Nonemployee directors are entitled to participate in the Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 50,000 shares of Common stock have been reserved for issuance under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each new nonemployee director on the date on which the person first becomes such a director. Each such option shall have a term of ten years and vest at a rate of 1/16th of the shares subject to the option at the end of each three months following the date of grant. The exercise price of the option may not be less than 100% of the fair market value of the Common Stock as determined by the closing price as reported on the Nasdaq National Market on the last business day prior to the date of grant. Options granted under the Director Plan must be exercised within 60 days of the end of the optionee's tenure as a director of the Company, or within 12 months after such director's termination by death or disability. The Director Plan was adopted to provide options in compliance with Rule 16b-3 promulgated under the Securities Exchange Act to the nonemployee directors who administer the Company's stock plans.

    (e) The Company's Compensation Committee currently consists of directors James W. Bagley and Winston H. Chen, Ph.D. The Compensation Committee reviews and approves, subject to approval by the Board of Directors with respect to the Chief Executive Officer, the compensation of the Company's executive officers and administers the Company's stock option and purchase plans. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

    (f) In March 1994, the Board of Directors approved an amendment to the option agreements held by the Company's executive officers, including each Named Executive Officer, to accelerate the vesting of options held by such officers under certain circumstances following a change-in-control. The amendment provides that if, within twelve months following a change-in-control, an executive officer is terminated other than for cause, or such officer resigns voluntarily for good reason, then any and all options to purchase the Common Stock held by such officer will become fully vested and exercisable regardless of whether such options are then exercisable in accordance with their terms. However, the amendment prohibits such acceleration if it prevents the Company from accounting for a business combination as a "pooling of interests" when such accounting is desired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of October 17, 1995 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each Named Officer, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                               BENEFICIAL OWNER                                                 APPROXIMATE
                                                                                    SHARES       PERCENTAGE
                                                                                 BENEFICIALLY   BENEFICIALLY
                                                                                     OWNED          OWNED
  FMR Corp.(1) ..................................................................    832,900       11.2
  Edward C. Johnson 3d(1)
    82 Devonshire Street
    Boston, MA 02109
  John E. Halter(2) .............................................................    200,834        2.7
  Mark L. Siegel(3) .............................................................     19,340         *
  Fred Azad(4) ..................................................................     15,027         *
  Timothy F. Moriarty(5) ........................................................      1,562         *
  Craig Z. Foster(6) ............................................................     39,469         *
  Paul W. Emery, II(7) ..........................................................      7,500         *
  Donald R. May, III(8) .........................................................      4,043         *
  James W. Bagley(9) ............................................................      8,124         *
  Stephen J. Bisset(10) .........................................................     82,636        1.1
  Winston H. Chen, Ph.D.(11) ....................................................     81,562        1.1
  David A. Hodges(12) ...........................................................      1,962         *
  Steven J. Sharp(13) ...........................................................     13,375         *
  All directors and executive officers as a group (13 persons)(14) ..............    489,556        6.6

*    Less than one percent of the outstanding Common Stock.
1. As reported by FMR Corp. ("FMR") on October 18, 1995. Includes 832,900 shares beneficially owned by Fidelity Management & Research Company a wholly-owned subsidiary of FMR. FMR has sole voting power with respect to none of these shares and has sole investment power with respect to 832,900 shares. Edward C. Johnson 3d, Chairman of FMR, together with various trusts for the benefit of Johnson family members, form a controlling group with respect to FMR. Such controlling group has sole dispositive power with respect to 832,900 shares.
2. Consists of 137,950 shares held by the trustee of the Halter Family Trust U/D/T September 30, 1992 and 62,884 shares issuable under stock options exercisable within 60 days of October 17, 1995.
3. Includes 17,964 shares issuable under stock options exercisable within 60 days of October 17, 1995.
4. Includes 15,027 shares issuable under stock options exercisable within 60 days of October 17, 1995.
5. Consists of 1,562 shares issuable under stock options exercisable within 60 days of October 17, 1995.
6. Includes 12,501 shares issuable under stock options exercisable within 60 days of October 17, 1995.
7. Consists of 7,500 shares issuable under stock options exercisable within 60 days of October 17, 1995.
8. Includes 175 shares issuable under stock options exercisable within 60 days of October 17, 1995.
9. Consists of 8,124 shares issuable under stock options exercisable within 60 days of October 17, 1995.
10. Includes 3,125 shares issuable under stock options exercisable within 60 days of October 17, 1995.
11. Includes 1,562 shares issuable under stock options exercisable within 60 days of October 17, 1995.
12. Includes 1,562 shares issuable under stock options exercisable within 60 days of October 17, 1995.
13. Includes 3,125 shares issuable under stock options exercisable within 60 days of October 17, 1995.
14. Includes 152,433 shares issuable under stock options exercisable within 60 days of October 17, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Chen, a director of the Company, served as a member of the Board of Directors of Solectron during the Company's last fiscal year. The Company subcontracts the procurement and manufacture of a substantial portion of its products through Solectron. Under the terms of the Company's current agreement with Solectron, the Company purchases products at prices determined in accordance with Solectron's current price list. The Company is obligated to purchase products from Solectron only to the extent it places purchase orders. Either party may terminate the agreement upon providing 180 days prior written notice to the other party. During fiscal 1995, the Company's purchases from Solectron totaled approximately $17.1 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

         (1) Consolidated Financial Statements. The Company's consolidated financial statements and related notes are included in Item 8 of this Annual Report on Form 10-K. An index to the information provided in Item 8 is provided on page 19 of this Annual Report on Form 10-K.

         (2) Consolidated Financial Statement Schedules. All consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)     Exhibits.

     EXHIBIT
       NO.                                     DESCRIPTION OF EXHIBITS
       ---                                     -----------------------
     2.1(1)      Agreement and Plan of Merger between Registrant and Megatest Corporation, a California corporation, effective March 12, 1993.

     3.1(4)      Restated Certificate of Incorporation of Registrant.

     3.2(1)      Bylaws of Registrant.

     4.1(1)      Form of Common Stock certificate.

    10.1(1)*     1981 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock
                 Option Agreement thereunder.

    10.2(1)      Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

    10.3a(7)*    1990 Stock Option Plan, as amended January 12, 1995.

    10.3b(1)*    Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 1990 Stock
                 Option Plan.

    10.4(4)      Purchase Order Agreement dated as of March 3, 1994 between the Registrant and Solectron Corporation.

    10.5(1)*     Employee Stock Purchase Plan and form of Subscription Agreement.

    10.6(1)*     Director Option Plan and form of Option Agreement.

    10.7(1)(2)   Product Purchase Option Agreement dated February 11, 1993 between the Registrant and Texas Instruments
                 Incorporated.

    10.8(3)      Purchase and Sale Agreement between the Registrant and Great-West Life & Annuity Insurance Company dated
                 September 15, 1993.

    10.9(5)      Borrower Agreement between the Registrant and Bank of the West dated February 10, 1995.

    10.10(6)     Loan and Security Agreement between the Registrant and Bank of the West dated July 6, 1995.

    10.11        Master Lease Agreement between the Registrant and General Electric Capital Corporation dated
                 August 10, 1995.

    10.12        Loan and Security Agreement between the Registrant and the CIT Group/Equipment Financing, Inc.
                 dated August 14, 1995.

    10.13        Deed of Trust, Financing Statement, Security Agreement and Fixture Filing between the Registrant and the Sun Life Assurance Company of Canada (U.S.) dated August 25, 1995.

    10.14        Agreement and Plan of Merger and Reorganization among the Registrant, Teradyne, Inc. and M Merger
                 Corp. dated September 5, 1995.

    10.15*       Form of Executive Officer Stock Option Agreement under the 1990 Stock Option Plan.

    11.1         Statement Re Computation of Per Share Earnings.

    21.1         Subsidiaries.

    23.1         Consent of Price Waterhouse LLP, Independent Accountants.

    23.2         Consent of Deloitte & Touche LLP, Independent Auditors.

    24.1         Power of Attorney (see page 44).

    27           Financial Data Schedule

____________
      *      The item listed is a compensatory plan.

     (1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-60686).

     (2)     Confidential treatment granted for certain portions.

     (3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-69164).

     (4) Previously filed as an Exhibit to the Registrant's Form 10-K for the year ended August 31, 1994.

     (5) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 1995.

     (6) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1995.

     (7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-58809).

(b) Reports on Form 8-K: On its current report on Form 8-K dated September 5, 1995, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization with Teradyne, Inc. and M Merger Corp., a wholly owned subsidiary of Teradyne.

(c) Exhibits: Exhibits are listed in Item 14(a)(3) above and are included elsewhere in this Annual Report on Form 10-K.

(d)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEGATEST CORPORATION

                                            By: /s/  JOHN E. HALTER
                                               -------------------------------
                                                     John E. Halter
                                                Chairman, President and
                                                Chief Executive Officer

October 23, 1995

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John E. Halter and Paul W. Emery II, and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                                      DATE
             ---------                                   -----                                      ----
    /s/ JOHN E. HALTER              Chairman, President and Chief Executive Officer           October 23, 1995
 --------------------------                  (Principal Executive Officer)
       (John E. Halter)

    /s/ PAUL W. EMERY II          Vice President, Finance and Chief Financial Officer         October 23, 1995
 ---------------------------         (Principal Financial and Accounting Officer)
       (Paul W. Emery II)

    /s/ JAMES W. BAGLEY                                 Director                              October 23, 1995
 ---------------------------
       (James W. Bagley)

    /s/ STEPHEN J. BISSET                               Director                              October 23, 1995
 ---------------------------
       (Stephen J. Bisset)

 /s/ WINSTON H. CHEN, Ph.D.                             Director                              October 23, 1995
 ---------------------------
    (Winston H. Chen, Ph.D.)

    /s/ DAVID A. HODGES                                 Director                              October 23, 1995
 ---------------------------
       (David A. Hodges)

    /s/ STEVEN J. SHARP                                 Director                              October 23, 1995
 ---------------------------
       (Steven J. Sharp)

                              MEGATEST CORPORATION
           ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED AUGUST 31, 1995
                               INDEX TO EXHIBITS


              Exhibit Number                                             Title to Exhibit
             -----------------     -------------------------------------------------------------------------------------------
                10.11             Master Lease Agreement between the Registrant and General Electric Capital Corporation dated
                                  August 10, 1995.

                10.12             Loan and Security Agreement between the Registrant and the CIT Group/Equipment Financing, Inc.
                                  dated August 14, 1995.

                10.13             Deed of Trust, Financing Statement, Security Agreement and Fixture Filing between the Registrant and the Sun Life Assurance Company of Canada (U.S.) dated August 25, 1995.

                10.14             Agreement and Plan of Merger and Reorganization among the Registrant, Teradyne, Inc. and
                                  M Merger Corp. dated September 5, 1995.

                10.15             Form of Executive Officer Stock Option Agreement under the 1990 Stock Option Plan.

                11.1              Statement Re Computation of Per Share Earnings

                21.1              Subsidiaries of the Company

                23.1              Consent of Independent Accountants

                23.2              Independent Auditors' Consent

                24.1              Power of Attorney (see page 44)

                27                Financial Data Schedule